Form 10-Q
period 2025-12-31
PHIBRO ANIMAL HEALTH CORP
filed 2026-02-04
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 30, 2026, there were 20,623,682 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,911,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$373,910	$309,261	$737,803	$569,693
Cost of goods sold	241,254	207,391	485,364	384,328
Gross profit	132,656	101,870	252,439	185,365
Selling, general and administrative expenses	82,330	76,337	150,853	142,133
Operating income	50,326	25,533	101,586	43,232
Interest expense, net	11,756	8,996	23,815	16,637
Foreign currency losses, net	2,145	11,699	5,079	12,137
Income before income taxes	36,425	4,838	72,692	14,458
Provision for income taxes	8,966	1,653	18,706	4,298
Net income	$27,459	$3,185	$53,986	$10,160

Net income per share
basic	$0.68	$0.08	$1.33	$0.25
diluted	$0.67	$0.08	$1.32	$0.25
Weighted average common shares outstanding
basic	40,534	40,504	40,534	40,504
diluted	40,956	40,715	40,916	40,649

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Net income	$27,459	$3,185	$53,986	$10,160
Change in fair value of derivative instruments	570	2,188	(235)	(2,660)
Foreign currency translation adjustment	(2,835)	(11,931)	1,708	(8,763)
Unrecognized net pension gains	78	80	156	158
(Provision) benefit for income taxes	(162)	(567)	19	627
Other comprehensive (loss) income	(2,349)	(10,230)	1,648	(10,638)
Comprehensive income (loss)	$25,110	$(7,045)	$55,634	$(478)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
As of	2025	2025

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$55,486	$68,039
Short-term investments	19,022	9,000
Accounts receivable, net	215,872	227,983
Inventories, net	517,347	444,425
Other current assets	54,458	61,159
Total current assets	862,185	810,606
Property, plant and equipment, net	355,381	354,690
Intangibles, net	33,066	36,469
Goodwill	59,814	59,645
Other assets	95,107	99,490
Total assets	$1,405,553	$1,360,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,638	$16,250
Accounts payable	133,296	138,201
Accrued expenses and other current liabilities	128,436	139,022
Total current liabilities	282,370	293,473
Revolving credit facility	107,000	87,000
Long-term debt	603,602	615,435
Other liabilities	80,220	79,310
Total liabilities	1,073,192	1,075,218
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,573,136 and 20,367,574 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively; 30,000,000 Class B shares authorized, 19,961,034 and 20,166,034 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	137,768	136,995
Retained earnings	316,959	272,701
Accumulated other comprehensive loss	(122,370)	(124,018)
Total stockholders’ equity	332,361	285,682
Total liabilities and stockholders’ equity	$1,405,553	$1,360,900

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
For the Periods Ended December 31	2025	2024

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$53,986	$10,160
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	25,721	20,578
Amortization of debt issuance costs	1,144	871
Deferred income taxes	6,009	(12,623)
Foreign currency (gains) losses, net	(1,484)	11,350
Acquisition-related items	1,956	1,634
Stock-based compensation expense	773	359
Other	(825)	(895)
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable, net	13,699	(25,781)
Inventories, net	(73,213)	(24,401)
Other current assets	7,259	(5,737)
Other assets	166	4,330
Accounts payable	(3,874)	14,611
Accrued expenses and other liabilities	(2,663)	21,242
Net cash provided by operating activities	28,654	15,698
INVESTING ACTIVITIES
Purchases of short-term investments	(24,026)	—
Maturities of short-term investments	14,004	44,000
Capital expenditures	(24,903)	(17,405)
Business acquisition, net of cash acquired	—	(290,825)
Other, net	(3,273)	827
Net cash used by investing activities	(38,198)	(263,403)
FINANCING ACTIVITIES
Revolving credit facility borrowings	148,000	398,000
Revolving credit facility repayments	(128,000)	(460,000)
Proceeds from long-term debt	—	650,000
Payments of long-term debt	(8,125)	(316,890)
Debt issuance costs	—	(10,377)
Payments of insurance premium financing and other short-term debt	(4,792)	(3,890)
Dividends paid	(9,728)	(9,720)
Net cash (used) provided by financing activities	(2,645)	247,123
Effect of exchange rate changes on cash	(364)	(2,957)
Net decrease in cash and cash equivalents	(12,553)	(3,539)
Cash and cash equivalents at beginning of period	68,039	70,613
Cash and cash equivalents at end of period	$55,486	$67,074

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2025	40,533,608	$4	$—	$136,995	$272,701	$(124,018)	$285,682
Comprehensive income	—	—	—	—	26,527	3,997	30,524
Dividends declared ($0.12 per share)	—	—	—	—	(4,864)	—	(4,864)
Stock-based compensation expense	—	—	—	339	—	—	339
As of September 30, 2025	40,533,608	$4	$—	$137,334	$294,364	$(120,021)	$311,681
Comprehensive income (loss)	—	—	—	—	27,459	(2,349)	25,110
Dividends declared ($0.12 per share)	—	—	—	—	(4,864)	—	(4,864)
Stock-based compensation expense	562	—	—	434	—	—	434
As of December 31, 2025	40,534,170	$4	$—	$137,768	$316,959	$(122,370)	$332,361

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	6,975	(408)	6,567
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	179	—	—	179
As of September 30, 2024	40,503,608	$4	$—	$136,457	$246,001	$(123,935)	$258,527
Comprehensive income (loss)	—	—	—	—	3,185	(10,230)	(7,045)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	180	—	—	180
As of December 31, 2024	40,503,608	$4	$—	$136,637	$244,326	$(134,165)	$246,802

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

The unaudited consolidated financial information for the three and six months ended December 31, 2025 and 2024, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2025 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of December 31, 2025, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of restricted stock units (“RSUs”), unless the effect would be antidilutive or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. Common share equivalents related to time- and performance-based RSUs were included in the calculation of diluted net income per share for the three and six months ended December 31, 2025 and 2024.

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
Net income	$27,459	$3,185	$53,986	$10,160

Weighted average number of shares – basic	40,534	40,504	40,534	40,504
Dilutive effect of restricted stock units	422	211	382	145
Weighted average number of shares - diluted	40,956	40,715	40,916	40,649

Net income per share
basic	$0.68	$0.08	$1.33	$0.25
diluted	$0.67	$0.08	$1.32	$0.25

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

ASU 2025-06, (Subtopic 350-40): Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, amends existing guidance regarding when entities may begin to capitalize internal-use software costs. Under the updated framework, entities must assess when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU will be effective for Phibro’s fiscal year ending June 30, 2029, including interim periods within that year, and it can be applied on a prospective basis, on a retrospective basis to all periods presented, or with a modified transition approach. Early adoption is permitted. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

ASU 2025-09, (Topic 815): Hedge Accounting Improvements, amends existing guidance and provides improvements to hedge accounting, including expanded eligibility of forecasted transactions, increased flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The ASU will be effective for Phibro’s fiscal year ending June 30, 2028, including interim periods within that fiscal year. Early adoption is permitted. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU 2025-10, (Topic 832): Accounting for Government Grants Received by Business Entities, provides recognition, measurement, presentation, and disclosure requirements for government grants. This ASU requires that proceeds from government grants be recognized in earnings in the same period as the costs related to the grant and also introduces two permitted approaches for grant proceeds used to purchase capital assets: a deferred income approach or a cost accumulation approach. The ASU will be effective for Phibro’s fiscal year ending June 30, 2030, including interim periods within that fiscal year. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. Early adoption is permitted. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

ASU 2025-11, (Topic 270): Interim Reporting Narrow Scope Improvements, amends the existing guidance and provides clarifications intended to improve the consistency and usability of interim disclosure requirements. The ASU does not change the underlying objectives of interim reporting but are intended to enhance clarity in application. The ASU will be effective for Phibro’s fiscal year ending June 30, 2029, including interim periods within that fiscal year. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

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

The purchase price for the Acquisition was approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired), which was funded by Delayed Draw Term A-1 Loans and Delayed Draw Term A-2 Loans drawn on 2024 Credit Facilities (each as defined below in Note 6). The purchase and sale agreement underlying the transaction provides for closing working capital and other adjustments to be completed after the Acquisition. These adjustments were completed in May 2025 and have been finalized.

For the three months ended December 31, 2025 and 2024, we recognized transaction costs related to the Acquisition of $0.2 million and $8.8 million, respectively. For the six months ended December 31, 2025 and 2024, we recognized transaction costs related to the Acquisition of $0.5 million and $12.2 million, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within selling, general and administrative expenses (“SG&A”) in our consolidated statements of operations.

The amount of revenue attributable to the Acquisition included in consolidated statements of operations for the three months ended December 31, 2025 and 2024 was $94.1 million and $36.7 million, respectively. The amount of revenue attributable to the Acquisition included in our consolidated statements of operations for the six months ended December 31, 2025 and 2024 was $174.6 million and $36.7 million, respectively. Based on our current operational structure and the nature and mix of legal entities and assets acquired, we are not able to complete a full cost identification and allocation assessment for activities related to the Acquisition. As a result, we are unable to accurately determine earnings or loss attributable to the Acquisition since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
Net sales	$373,910	$348,944	$737,803	$720,050
Operating income	50,326	36,605	101,586	86,630

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024

Animal Health
MFAs and other	$202,111	$150,338	$397,309	$258,182
Nutritional specialties	50,230	45,909	98,381	88,558
Vaccines	37,636	33,171	77,743	65,201
Total Animal Health	$289,977	$229,418	$573,433	$411,941
Mineral Nutrition	68,945	63,250	131,933	122,312
Performance Products	14,988	16,593	32,437	35,440
Total	$373,910	$309,261	$737,803	$569,693

Net Sales by Region

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
United States	$221,757	$184,441	$424,104	$327,990
Latin America and Canada	87,600	72,674	174,826	143,825
Europe, Middle East and Africa	44,784	32,589	89,726	63,714
Asia Pacific	19,769	19,557	49,147	34,164
Total	$373,910	$309,261	$737,803	$569,693

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
Interest expense, net
Credit Facilities	$11,844	$9,164	$23,745	$15,364
2022 Term Loan	—	—	—	12
Amortization of debt issuance costs	572	504	1,144	871
Refinancing expense	—	—	—	1,960
Other	65	110	135	336
Interest expense	12,481	9,778	25,024	18,543
Interest income	(725)	(782)	(1,209)	(1,906)
	$11,756	$8,996	$23,815	$16,637

For the six months ended December 31, 2024, we also incurred $1,960 in certain costs and charges resulting from the refinancing of the Company’s debt, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

Depreciation and Amortization

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
Depreciation and amortization
Depreciation of property, plant and equipment	$11,178	$9,409	$22,299	$16,151
Amortization of intangible assets	1,713	2,165	3,422	4,427
	$12,891	$11,574	$25,721	$20,578

5.  Balance Sheets—Additional Information

	December 31,	June 30,
As of	2025	2025
Inventories
Raw materials	$178,465	$162,626
Work-in-process	29,228	27,982
Finished goods	309,654	253,817
	$517,347	$444,425

	December 31,	June 30,
As of	2025	2025
Other assets
ROU operating lease assets	$39,416	$41,339
Deferred income taxes	19,504	25,548
Deposits	584	610
Insurance investments	3,976	6,547
Other investments	8,693	5,142
Debt issuance costs	3,250	3,714
Derivative instruments	367	89
Other	19,317	16,501
	$95,107	$99,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,	June 30,
As of	2025	2025
Accrued expenses and other current liabilities
Employee related	$44,106	$51,758
Current operating lease liabilities	8,959	9,127
Commissions and rebates	24,470	23,274
Professional fees	7,845	8,098
Income and other taxes	10,670	8,397
Insurance-related	1,890	1,655
Insurance premium financing	1,369	5,476
Other	29,127	31,237
	$128,436	$139,022

	December 31,	June 30,
As of	2025	2025
Other liabilities
Long-term operating lease liabilities	$32,968	$33,740
Long-term and deferred income taxes	22,049	19,471
Supplemental retirement benefits, deferred compensation and other	6,720	5,526
U.S. pension plan, net	1,663	1,795
International retirement plans	3,752	3,532
Derivative instruments	2,590	3,885
Other long-term liabilities	10,478	11,361
	$80,220	$79,310

	December 31,	June 30,
As of	2025	2025
Accumulated other comprehensive loss
Derivative instruments	$(2,590)	$(2,354)
Foreign currency translation adjustment	(111,744)	(113,452)
Unrecognized net pension losses	(12,236)	(12,392)
Income tax benefit	4,200	4,180
	$(122,370)	$(124,018)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2024 Credit Agreement requires, among other things, compliance with financial covenants regarding: (i) a maximum Net Leverage Ratio and (ii) a minimum interest coverage ratio, each calculated on a trailing four-quarter basis, as follows:

Period	maximum Net Leverage Ratio	minimum interest coverage ratio
Prior to October 31, 2024	4.00:1.00	3.00:1.00
First fiscal quarter ended after October 31, 2024 through January 3, 2026	4.75:1.00	2.50:1.00
After January 3, 2026 to January 3, 2027	4.50:1.00	2.75:1.00
After January 3, 2027 to January 3, 2028	4.25:1.00	3.00:1.00
After January 3, 2028	4.00:1.00	3.00:1.00

As of December 31, 2025, we were in compliance with the financial covenants of the 2024 Credit Agreement.

For the six months ended December 31, 2024, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows.

As of December 31, 2025, we had $107,000 in borrowings drawn under the 2024 Revolver and had outstanding letters of credit of $2,853, leaving $200,147 available for further borrowings and letters of credit under the 2024 Revolver, subject to restrictions in our 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

Debt Balances and Interest Rate Information

Long-Term Debt Balances

	December 31,	June 30,
As of	2025	2025
Term A-1 Loans due July 2029	$340,200	$344,588
Term A-2 Loans due July 2031	289,800	293,537
Gross term loan balances	630,000	638,125
Unamortized debt issuance costs	(5,760)	(6,440)
Term loan balances, net of unamortized debt issuance costs	624,240	631,685
Less: current maturities of long-term debt	(20,638)	(16,250)
Long-term debt	$603,602	$615,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Six Months
	December 31,	June 30,	Ended December 31,
	2025	2025	2025	2024
Revolving Credit Facility	5.89%	5.89%	5.89%	6.62%
Initial Term A-1 Loan due July 2029	5.45%	5.45%	5.45%	2.94%
Initial Term A-2 Loan due July 2031	6.39%	6.39%	6.39%	3.44%
Delayed Draw Term A-1 Loan due July 2029	6.08%	6.50%	6.32%	6.96%
Delayed Draw Term A-2 Loan due July 2031	6.62%	7.20%	6.95%	7.31%

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

7.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $442 and $507 during the three months ended December 31, 2025 and 2024, and $1,640 and $1,288 during the six months ended December 31, 2025 and 2024, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock Incentive Plan

Restricted Stock Units

On August 1, 2025, the Company, granted 113,847 time-based RSUs with a grant date fair value of $25.19 to certain senior-level employees pursuant to the Company’s Incentive Plan. Each RSU represents the right to receive a share of our common stock upon vesting. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2025, subject to continued employment through the applicable vesting date.

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

Stock-based compensation expense related to the RSUs was $434 and $180 for the three months ended December 31, 2025 and 2024 and $773 and $359 for the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $4,110 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted average period of 2.8 years. As of December 31, 2025, 682,162 RSUs with a weighted average grant date fair value of $8.48 remain unvested.

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,229 and $4,292 at December 31, 2025 and June 30, 2025, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

In March 2025, we entered into a forward-starting interest rate collar agreement on $250,000 of notional principal that effectively puts a floor of 1.99% and a cap of 4.75% on the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities. The individual option contracts of the collar mature monthly beginning July 2025 and through June 2026. As of December 31, 2025, the fair value of the interest rate collar was de minimis.

We were a party to an interest rate swap agreement on $300,000 of notional principal that effectively converted the floating SOFR portion of our interest obligation to a fixed rate of 0.51% through June 2025. This agreement expired on June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have designated the interest rate swaps and interest rate collar as highly effective cash flow hedges.

We are a party to foreign currency option contracts used to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through June 2026. The forecasted inventory purchases were probable of occurring and the individual option contracts were designated as highly effective cash flow hedges.

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

	December 31,	June 30,
As of	2025	2025
Other current assets
Interest rate swaps	$313	$1,442
Other assets
Interest rate swaps	367	89
Accrued expense and other current liabilities
Foreign currency option contracts, net	(11)	—
Interest rate swap	(669)	—
Other liabilities
Interest rate swaps	(2,590)	(3,885)
Total Fair Value
Foreign currency option contracts, net	$(11)	$—
Interest rate swaps	$(2,579)	$(2,354)

Notional amounts of the derivatives as of the balance sheet date were:

	December 31,
As of	2025
Interest rate swaps		$425,000
Interest rate collar		$250,000
Brazil Real-USD call options	R$	18,000
Brazil Real-USD put options	R$	(18,000)

The consolidated statements of operations and statements of comprehensive income for the periods ended December 31, 2025 and 2024 included the effects of derivatives as follows:

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$—	$(397)	$(20)	$(907)
Consolidated statement of operations - total cost of goods sold	$241,254	$207,391	$485,364	$384,328
Consolidated statement of operations - total selling, general and administrative expenses	$82,330	$76,337	$150,853	$142,133
Expense recorded in comprehensive income	$5	$257	$11	$120
Interest rate swaps
Income recorded in consolidated statements of operations	$(579)	$(3,790)	$(1,517)	$(7,690)
Consolidated statement of operations - total interest expense, net	$11,756	$8,996	$23,815	$16,637
(Income) expense recorded in comprehensive income	$(575)	$(2,445)	$224	$2,540

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

Fair Value of Assets (Liabilities)

As of	December 31, 2025			June 30, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$2,000	$—	$—	$12,000	$—	$—
Short-term investments	$19,022	$—	$—	$9,000	$—	$—
Foreign currency derivatives	$—	$(11)	$—	$—	$—	$—
Interest rate swaps	$—	$(2,579)	$—	$—	$(2,354)	$—

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

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
Net sales
Animal Health	$289,977	$229,418	$573,433	$411,941
Mineral Nutrition	68,945	63,250	131,933	122,312
Performance Products	14,988	16,593	32,437	35,440
Total segments	$373,910	$309,261	$737,803	$569,693

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024
Animal Health
Net sales	$289,977	$229,418	$573,433	$411,941
Cost of sales	168,031	138,086	340,903	246,318
Selling, general and administrative expenses(1)	52,199	43,817	99,450	85,387
Add: Depreciation and amortization	11,583	10,286	23,182	17,949
Add: Acquisition-related cost of goods sold(2)	839	1,634	1,956	1,634
Subtract: Insurance proceeds(4)	—	(1,258)	(1,177)	(1,258)
Adjusted EBITDA	82,169	58,177	157,041	98,561

Mineral Nutrition
Net sales	68,945	63,250	131,933	122,312
Cost of sales	61,215	56,355	118,499	110,242
Selling, general and administrative expenses(1)	1,904	1,708	3,619	3,637
Add: Depreciation and amortization	541	515	1,075	1,031
Adjusted EBITDA	6,367	5,702	10,890	9,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Products
Net sales	14,988	16,593	32,437	35,440
Cost of sales	12,010	12,950	25,964	27,768
Selling, general and administrative expenses(1)	2,388	2,047	4,506	4,120
Add: Depreciation and amortization	241	292	467	625
Adjusted EBITDA	831	1,888	2,434	4,177

Adjusted EBITDA – Total segments	$89,367	$65,767	$170,365	$112,202
Reconciliation of Adjusted EBITDA to income before income taxes:
Less:
Interest expense, net	11,756	8,996	23,815	16,637
Depreciation and amortization – Total segments	12,365	11,093	24,724	19,605
Depreciation and amortization – Corporate	526	481	997	973
Corporate costs	21,303	17,592	40,443	33,371
Acquisition-related cost of goods sold(2)	839	1,634	1,956	1,634
Acquisition-related transaction costs	193	8,815	451	12,239
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	180	180	359	359
Phibro Forward income growth initiatives implementation costs - SG&A(3)	3,635	1,696	3,635	2,046
Insurance proceeds(4)	—	(1,257)	(3,786)	(1,257)
Foreign currency losses, net	2,145	11,699	5,079	12,137
Income before income taxes	$36,425	$4,838	$72,692	$14,458

(1)	Selling, general, and administrative expenses primarily include compensation-related expenses for employees not directly involved in the production and sale of inventory, rent expenses, research and development costs, marketing expenses, and other general and administrative expenses.
(2)	Represents cost of goods sold related to the stepped-up value of inventory obtained in acquisitions.
(3)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings.
(4)	Represents insurance settlement gains, which are recorded within selling, general and administrative expenses.

The geographic location of property, plant and equipment, net and ROU operating lease assets was:

	December 31,	June 30,
As of	2025	2025
Property, plant and equipment, net and ROU operating lease assets
United States	$236,887	$239,874
Israel	73,248	74,403
Brazil	35,244	34,504
Ireland	27,432	25,141
Other	21,986	22,107
	$394,797	$396,029

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

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired). The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. Since the Acquisition, the product portfolio acquired has contributed $382.8 million to our overall net sales, of which $94.1 million and $36.7 million were recorded in the three months ended December 31, 2025 and 2024, and $174.6 million and $36.7 million were recorded in the six months ended December 31, 2025 and 2024, respectively. Also included in the Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

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

Armed Conflicts

Israel and Hamas

Since the October 2023 attack on Israel by Hamas, Israel has been engaged in ongoing hostilities along its northern and southern borders, and tensions in the broader Middle East, including with Iran, remain elevated. The situation in the region is volatile, unpredictable, and subject to rapid escalation.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of December 31, 2025, we had approximately 500 employees located in Israel. We have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. Our operations in Israel have navigated numerous challenging situations over the years.

The resumption of conflicts in this region may trigger bans, economic and other sanctions, as well as broader military conflict, which could include neighboring nations and their respective allies. The potential impact of the current conflict, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers.

Our Israeli manufacturing facilities and local operations account for 16% of our consolidated assets as of December 31, 2025, and 16% of our consolidated net sales for the six months ended December 31, 2025.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended December 31, 2025 represented approximately 1% of consolidated net sales.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended December 31, 2025 were approximately $22 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

In 2018, the Ministry of Agriculture in Brazil (“MAPA”), published an ordinance to ban the use of antimicrobials used at sub-therapeutic levels for growth promotion and feed efficiency in animal feed. The ordinance was in response to international pressure and scientific concerns about the potential risks of antimicrobial resistance. The Company’s virginiamycin product is currently registered and used at sub-therapeutic levels in cattle, broilers, layers and swine in Brazil. The Company and key stakeholders (trade associations) requested that MAPA allow sponsors time to shift from growth promotion claims to therapeutic claims. In 2022 and more recently in 2025, additional MAPA public consultations were held to discuss the prohibition on the use of antimicrobials as growth promoters. These discussions affect the Company’s virginiamycin product in Brazil, which is the only remaining key livestock production market where virginiamycin does not yet have therapeutic indications. The Company has been actively conducting studies to address MAPA’s requirements to obtain therapeutic indications for virginiamycin in Brazil and has submitted dossiers to MAPA for approval.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Six Months
For the Periods Ended December 31	2025	2024	Change		2025	2024	Change

	(in thousands, except per share amounts and percentages)
Net sales	$373,910	$309,261	$64,649	21%	$737,803	$569,693	$168,110	30%
Gross profit	132,656	101,870	30,786	30%	252,439	185,365	67,074	36%
Selling, general and administrative expenses	82,330	76,337	5,993	8%	150,853	142,133	8,720	6%
Operating income	50,326	25,533	24,793	97%	101,586	43,232	58,354	*
Interest expense, net	11,756	8,996	2,760	31%	23,815	16,637	7,178	43%
Foreign currency losses, net	2,145	11,699	(9,554)	(82)%	5,079	12,137	(7,058)	(58)%
Income before income taxes	36,425	4,838	31,587	*	72,692	14,458	58,234	*
Provision for income taxes	8,966	1,653	7,313	*	18,706	4,298	14,408	*
Net income	$27,459	$3,185	$24,274	*	$53,986	$10,160	$43,826	*

Net income per share
Basic	$0.68	$0.08	$0.60	*	$1.33	$0.25	$1.08	*
Diluted	$0.67	$0.08	$0.59	*	$1.32	$0.25	$1.07	*

Weighted average number of shares outstanding
Basic	40,534	40,504			40,534	40,504
Diluted	40,956	40,715			40,916	40,649

Ratio to net sales
Gross profit	35.5%	32.9%			34.2%	32.5%
Selling, general and administrative expenses	22.0%	24.7%			20.4%	24.9%
Operating income	13.5%	8.3%			13.8%	7.6%
Income before income taxes	9.7%	1.6%			9.9%	2.5%
Net income	7.3%	1.0%			7.3%	1.8%
Effective tax rate	24.6%	34.2%			25.7%	29.7%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2025	2024	Change		2025	2024	Change

Net sales	(in thousands, except percentages)
MFAs and other	$202,111	$150,338	$51,773	34%	$397,309	$258,182	$139,127	54%
Nutritional specialties	50,230	45,909	4,321	9%	98,381	88,558	9,823	11%
Vaccines	37,636	33,171	4,465	13%	77,743	65,201	12,542	19%
Animal Health	289,977	229,418	60,559	26%	573,433	411,941	161,492	39%
Mineral Nutrition	68,945	63,250	5,695	9%	131,933	122,312	9,621	8%
Performance Products	14,988	16,593	(1,605)	(10)%	32,437	35,440	(3,003)	(8)%
Total	$373,910	$309,261	$64,649	21%	$737,803	$569,693	$168,110	30%

Adjusted EBITDA
Animal Health	$82,169	$58,177	$23,992	41%	$157,041	$98,561	$58,480	59%
Mineral Nutrition	6,367	5,702	665	12%	10,890	9,464	1,426	15%
Performance Products	831	1,888	(1,057)	(56)%	2,434	4,177	(1,743)	(42)%
Corporate	(21,303)	(17,592)	(3,711)	21%	(40,443)	(33,371)	(7,072)	21%
Total	$68,064	$48,175	$19,889	41%	$129,922	$78,831	$51,091	65%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	28.3%	25.4%			27.4%	23.9%
Mineral Nutrition	9.2%	9.0%			8.3%	7.7%
Performance Products	5.5%	11.4%			7.5%	11.8%
Corporate(1)	(5.7)%	(5.7)%			(5.5)%	(5.9)%
Total(1)	18.2%	15.6%			17.6%	13.8%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Six Months
For the Periods Ended December 31	2025	2024	Change		2025	2024	Change

	(in thousands, except percentages)
Net income	$27,459	$3,185	$24,274	*	$53,986	$10,160	$43,826	*
Interest expense, net	11,756	8,996	2,760	31%	23,815	16,637	7,178	43%
Provision for income taxes	8,966	1,653	7,313	*	18,706	4,298	14,408	*
Depreciation and amortization	12,891	11,574	1,317	11%	25,721	20,578	5,143	25%
EBITDA	61,072	25,408	35,664	*	122,228	51,673	70,555	*
Acquisition-related cost of goods sold	839	1,634	(795)	(49)%	1,956	1,634	322	20%
Acquisition-related other	193	8,815	(8,622)	(98)%	451	12,239	(11,788)	(96)%
Phibro Forward income growth initiatives - SG&A(1)	3,635	1,696	1,939	*	3,635	2,046	1,589	78%
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	180	180	—	—%	359	359	—	—%
Insurance proceeds	—	(1,257)	1,257	*	(3,786)	(1,257)	(2,529)	*
Foreign currency losses, net	2,145	11,699	(9,554)	(82)%	5,079	12,137	(7,058)	(58)%
Adjusted EBITDA	$68,064	$48,175	$19,889	41%	$129,922	$78,831	$51,091	65%
(1)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings.

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended December 31, 2025 and 2024

Net sales

Net sales of $373.9 million for the three months ended December 31, 2025 increased $64.6 million, or 21%, as compared to the three months ended December 31, 2024. Animal Health increased $60.6 million, Mineral Nutrition increased $5.7 million, and Performance Products decreased $1.6 million.

Animal Health

Net sales of $290.0 million for the three months ended December 31, 2025 increased $60.6 million, or 26%. Net sales of MFAs and other increased $51.8 million, or 34%, due to incremental revenues of $57.5 million from sales of products from the MFA portfolio acquired on October 31, 2024, partially offset by the timing of purchases by a large customer.

Net sales of nutritional specialty products increased $4.3 million, or 9%, primarily due to increased North American demand for dairy.

Net sales of vaccines increased $4.5 million, or 13%, primarily due to continued growth of poultry products in Latin America and an increase in international demand, particularly in Southeast Asia.

Mineral Nutrition

Net sales of $68.9 million for the three months ended December 31, 2025 increased $5.7 million, or 9%, due to an increase in demand for trace minerals and zinc.

Performance Products

Net sales of $15.0 million for the three months ended December 31, 2025 decreased $1.6 million, or 10%, as a result of lower demand for the ingredients used in personal care products.

Gross profit

Gross profit of $132.7 million for the three months ended December 31, 2025 increased $30.8 million, or 30%, as compared to the three months ended December 31, 2024. Gross margin increased 260 basis points to 35.5% of net sales for the three months ended December 31, 2025, as compared to 32.9% for the three months ended December 31, 2024. The comparison of gross profit to the prior year includes a net decrease of $0.8 million for acquisition-related cost of goods sold related to the purchase accounting for the Acquisition. Excluding this purchase accounting item, gross profit increased $30.0 million, or 29%, and gross margin increased 220 basis points to 35.7% of net sales due to increased sales, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs and the unfavorable impact of changes in foreign currency exchange rates.

Animal Health gross profit, excluding the purchase accounting item discussed above, increased $29.8 million, primarily driven by increased sales, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs and the unfavorable impact of changes in foreign currency exchange rates. Mineral Nutrition gross profit increased $0.8 million, driven by increased sales volume. Performance Products gross profit decreased $0.6 million, primarily as a result of lower demand.

Selling, general and administrative expenses (“SG&A”)

SG&A of $82.3 million for the three months ended December 31, 2025 increased $6.0 million, or 8%, as compared to the three months ended December 31, 2024. SG&A for the three months ended December 31, 2025 included $3.6 million of costs associated with Phibro Forward income growth initiatives, $0.2 million for acquisition-related costs, and $0.2 million of stock-based compensation expense related to awards granted to certain named executive officers in fiscal year 2024. SG&A for the three months ended December 31, 2024 included $8.8 million of acquisition-related costs, $1.7 million of costs associated with Phibro Forward income growth initiatives, and $0.2 million of stock-based compensation expense, partially offset by $1.3 million related to an insurance settlement gain. Excluding these items, SG&A increased $11.4 million, or 17%.

Animal Health SG&A, excluding the non-recurring Animal Health related items discussed above, increased $7.1 million, primarily due to an increase in employee-related costs due in part to the incremental headcount added as part of the Acquisition. Mineral Nutrition SG&A increased $0.2 million, and Performance Products SG&A increased $0.4 million. Corporate costs, excluding the non-recurring Corporate related items discussed above, increased $3.7 million due to an increase in employee-related costs.

Interest expense, net

Interest expense, net of $11.8 million for the three months ended December 31, 2025 increased $2.8 million, as compared to the three months ended December 31, 2024, due to higher average debt levels associated with the financing of the Acquisition, as well as the expiration of a favorable interest rate swap agreement on $300.0 million of notional debt principal.

Foreign currency losses, net

Foreign currency losses, net for the three months ended December 31, 2025 were $2.1 million, as compared to $11.7 million of net losses for the three months ended December 31, 2024. Current period gains/losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Argentine Peso and the Israeli New Shekel. Prior year period losses were driven in large part by fluctuations in the Brazil Real.

Provision for income taxes

The provision for income taxes was $9.0 million and $1.7 million for the three months ended December 31, 2025 and 2024, respectively. The effective income tax rate was 24.6% and 34.2% for the three months ended December 31, 2025 and 2024, respectively.

The effective income tax rate in the current year was higher than the federal statutory rate of 21% due to the impact of Global Intangible Low-Tax Income tax expense and state and local income taxes. The provision for income taxes in the current year was also impacted by other taxes, primarily driven by the mix of foreign income.

The effective income tax rate in the current period included among other items (i) a $0.2 million expense from changes in uncertain tax positions related to prior years and (ii) certain other charges, including acquisition-related costs, foreign currency losses, and certain stock-based compensation, which had lower tax rates. The effective income tax rate in the prior year included (i) various exchange rate losses, (ii) changes in uncertain tax positions related to prior years, and (iii) certain other charges, including acquisition-related costs. Excluding these items, the effective income tax rate was 23.7% and 26.3% for the three months ended December 31, 2025 and 2024, respectively.

Net income

Net income of $27.5 million for the three months ended December 31, 2025 increased $24.3 million, as compared to net income of $3.2 million for the three months ended December 31, 2024. Operating income increased $24.8 million, driven by favorable gross profit, partially offset by higher SG&A. Gross profit increased $30.8 million primarily as a result of higher sales in the Animal Health segment, driven in part by incremental revenues associated with sales from the MFA portfolio acquired on October 31, 2024. SG&A increased $6.0 million due to higher employee-related costs and a net increase of $1.9 million of costs associated with Phibro Forward income growth initiatives. Interest expense, net increased $2.8 million due to higher debt levels, due in part to the financing of the Acquisition and the expiration of an interest rate swap agreement. Foreign currency losses, net decreased $9.6 million. Income tax expense increased $7.3 million.

Comparison of six months ended December 31, 2025 and 2024

Net sales

Net sales of $737.8 million for the six months ended December 31, 2025 increased $168.1 million, or 30%, as compared to the six months ended December 31, 2024. Animal Health sales increased $161.5 million. Mineral Nutrition sales increased $9.6 million and Performance Products sales decreased $3.0 million.

Animal Health

Net sales of $573.4 million for the six months ended December 31, 2025 increased $161.5 million, or 39%. Net sales of MFAs and other increased $139.1 million, or 54%, due to incremental revenues of $137.9 million from sales of products from the MFA portfolio acquired on October 31, 2024 and increased demand for certain of our MFAs in North and South America, partially offset by the timing of purchases by a large customer.

Net sales of nutritional specialty products increased $9.8 million, or 11%, due to increased North American demand for dairy.

Net sales of vaccines increased $12.5 million, or 19%, primarily due to continued growth of poultry products in Latin America and increase in international demand, particularly in Southeast Asia.

Mineral Nutrition

Net sales of $131.9 million for the six months ended December 31, 2025 increased $9.6 million, or 8%, due to an increase in demand for copper, zinc and trace minerals.

Performance Products

Net sales of $32.4 million for the six months ended December 31, 2025 decreased $3.0 million, or 8%, as a result of lower demand for the ingredients used in personal care products.

Gross profit

Gross profit of $252.4 million for the six months ended December 31, 2025 increased $67.1 million, or 36%, as compared to the six months ended December 31, 2024. Gross margin increased 170 basis points to 34.2% of net sales for the six months ended December 31, 2025, as compared to 32.5% for the six months ended December 31, 2024. The comparison of gross profit to the prior year includes a net increase of $0.3 million for acquisition-related cost of goods sold related to purchase accounting adjustments for the Acquisition. Excluding this purchase accounting item, gross profit increased $67.4 million, or 36%, and gross margin increased 170 basis points to 34.5% of net sales due to increased sales, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs and the unfavorable impact of changes in foreign currency exchange rates.

Animal Health gross profit, excluding the purchase accounting item discussed above, increased $67.2 million, driven by higher sales volume, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs and the unfavorable impact of changes in foreign currency exchange rates. Mineral Nutrition gross profit increased $1.4 million, driven by increased sales volume. Performance Products gross profit decreased $1.2 million, primarily as a result of lower demand.

Selling, general and administrative expenses

SG&A of $150.9 million for the six months ended December 31, 2025 increased $8.7 million, or 6%, as compared to the six months ended December 31, 2024. SG&A for the six months ended December 31, 2025, included $3.6 million of costs associated with Phibro Forward income growth initiatives, $0.5 million for acquisition-related costs, and $0.4 million of stock-based compensation expense related to awards granted to certain named executive officers in fiscal year 2024, partially offset by $3.8 million related to insurance settlement gains. SG&A for the six months ended December 31, 2024, included $12.2 million for acquisition-related costs, $2.0 million of costs associated with Phibro Forward income growth initiatives, and $0.4 million of stock-based compensation expense, partially offset by a $1.3 million insurance settlement gain. Excluding these items, SG&A increased $21.4 million.

Animal Health SG&A, excluding the non-recurring Animal Health-related items discussed above, increased $13.9 million due to an increase in employee-related costs due in part to the incremental headcount added as part of the Acquisition. Mineral Nutrition SG&A was comparable to the prior year, and Performance Products SG&A increased $0.4 million. Corporate expenses, excluding the non-recurring Corporate-related items discussed above, increased $7.1 million due to an increase in employee-related costs.

Interest expense, net

Interest expense, net of $23.8 million for the six months ended December 31, 2025 increased $7.2 million, or 43%, as compared to the six months ended December 31, 2024, due to higher average debt levels associated with the financing of the Acquisition, as well as the expiration of a favorable interest rate swap agreement on $300.0 million of notional debt principal.

Foreign currency losses, net

Foreign currency losses, net for the six months ended December 31, 2025 were $5.1 million, as compared to net losses of $12.1 million for the six months ended December 31, 2024. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Argentine Peso and the Israeli New Shekel. Prior year period losses were driven most prominently by fluctuations in the Brazil Real.

Provision for income taxes

The provision for income taxes was $18.7 million and $4.3 million for the six months ended December 31, 2025 and 2024, respectively. The effective income tax rate was 25.7% and 29.7% for the six months ended December 31, 2025 and 2024, respectively.

The effective income tax rate in the current year was higher than the federal statutory rate of 21% due to the impact of Global Intangible Low-Tax Income tax expense and state and local income taxes. The provision for income taxes in the current year was also impacted by other taxes, primarily driven by the mix of foreign income.

The effective income tax rate in the current period included among other items, (i) a $0.4 million expense from changes in uncertain tax positions related to prior years, (ii) $3.8 million in insurance proceeds taxed at a lower rate, and (iii) certain other charges, including acquisition-related costs, foreign currency losses, and certain stock-based compensation, which had lower tax rates. The effective income tax rate in the prior year included (i) various exchange rate losses (ii) changes in uncertain tax positions related to prior years and (iii) certain other charges, including acquisition-related costs, which had lower tax rates. Excluding these items, the effective income tax rate was 24.7% and 25.0% for the six months ended December 31, 2025 and 2024, respectively.

On July 4, 2025, the U.S. Congress enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” (the “OBBBA”), also known as the “One Big Beautiful Bill Act,” which includes significant amendments to the Internal Revenue Code. The impact of this legislation was immaterial on our consolidated financial statements.

Net income

Net income was $54.0 million for the six months ended December 31, 2025, as compared to net income of $10.2 million for the six months ended December 31, 2024. Operating income increased $58.4 million driven by higher gross profit, partially offset by higher SG&A of $8.7 million due to higher employee-related costs and a net increase of $1.6 million in costs associated with Phibro Forward income growth initiatives. Interest expense, net increased $7.2 million due to higher debt levels associated with the refinancing of the Company’s debt and the expiration of an interest rate swap agreement. Foreign currency losses, net decreased $7.1 million. Income tax expense increased $14.4 million.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income, is as follows:

	Three Months				Six Months
For the Periods Ended December 31	2025	2024	Change		2025	2024	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$27,459	$3,185	$24,274	*	$53,986	$10,160	$43,826	*
Adjustments
Acquisition-related items, net of income tax(1)(2)	3,322	9,515	(6,193)	(65)%	6,830	14,015	(7,185)	(51)%
Certain items, net of income tax(1)	2,908	479	2,429	*	172	2,386	(2,214)	(93)%
Foreign currency losses, net of income tax(1)	1,831	8,914	(7,083)	(79)%	4,181	9,270	(5,089)	(55)%
Certain income tax items(1)	198	163	35	21%	396	501	(105)	(21)%
Total adjustments, net of income tax(2)	8,259	19,070	(10,811)	(57)%	11,579	26,171	(14,592)	(56)%
Adjusted net income(2)	$35,718	$22,255	$13,463	60%	$65,565	$36,331	$29,234	80%

* Calculation not meaningful

(1)	See table titled “Items Excluded from Adjusted Net Income” below for further details.
(2)	Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. Prior year periods have been adjusted to conform to current year presentation.

A reconciliation of reported diluted earnings per share, as reported under GAAP, to non-GAAP adjusted diluted EPS is:

	Three Months				Six Months
For the Periods Ended December 31	2025	2024	Change		2025	2024	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.67	$0.08	$0.59	*	$1.32	$0.25	$1.07	*
Adjustments
Acquisition-related items, net of income tax(1)	0.08	0.23	(0.15)	(65)%	0.17	0.34	(0.17)	(51)%
Certain items, net of income tax	0.07	0.01	0.06	*	—	0.06	(0.06)	(100)%
Foreign currency losses, net of income tax	0.04	0.22	(0.18)	(82)%	0.10	0.23	(0.13)	(56)%
Certain income tax items	—	—	—	*	0.01	0.01	(0.00)	(19)%
Adjustments EPS, diluted(1)	0.19	0.46	(0.27)	(59)%	0.28	0.64	(0.36)	(57)%
Adjusted EPS, diluted(1)	$0.87	$0.55	$0.32	58%	$1.60	$0.89	$0.71	80%

* Calculation not meaningful

(1)	Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. Prior year periods have been adjusted to conform to current year presentation.

Items excluded from adjusted net income consisted of:

	Three Months		Six Months
For the Periods Ended December 31	2025	2024	2025	2024

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related cost of goods sold	$839	$1,634	$1,956	$1,634
Acquisition-related depreciation in cost of goods sold(1)(2)	1,689	441	3,289	441
Acquisition-related intangible amortization in cost of goods sold	1,116	1,578	2,229	3,229
Acquisition-related intangible amortization in SG&A	597	587	1,193	1,198
Acquisition-related transaction costs in SG&A	193	8,815	451	12,239
Acquisition-related items - income taxes	(1,112)	(3,540)	(2,288)	(4,726)
Total acquisition-related items, net of income taxes(2)	3,322	9,515	6,830	14,015

Certain items
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	180	180	359	359
Phibro Forward income growth initiatives - SG&A	3,635	1,696	3,635	2,046
Insurance proceeds	—	(1,257)	(3,786)	(1,257)
Refinancing expense	—	—	—	1,960
Certain items - income taxes	(907)	(140)	(36)	(722)
Total certain items, net of income taxes	2,908	479	172	2,386

Foreign currency losses, net
Foreign currency losses, net	2,145	11,699	5,079	12,137
Foreign currency losses, net - income taxes	(314)	(2,785)	(898)	(2,867)
Total foreign currency losses, net, net of income taxes	1,831	8,914	4,181	9,270

Certain income tax items
Changes in uncertain tax positions and certain other items	198	163	396	501
Total certain income tax items	198	163	396	501

Total adjustments, net of income taxes(2)	$8,259	$19,070	$11,579	$26,171
(1)	Represents acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets.
(2)	Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. Prior year periods have been adjusted to conform to current year presentation.

Analysis of financial condition, liquidity and capital resources

The net decrease in cash and cash equivalents was as follows:

	Six Months
For the Periods Ended December 31	2025	2024	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$28,654	$15,698	$12,956
Investing activities	(38,198)	(263,403)	225,205
Financing activities	(2,645)	247,123	(249,768)
Effect of exchange rate changes on cash and cash equivalents	(364)	(2,957)	2,593
Net decrease in cash and cash equivalents	$(12,553)	$(3,539)	$(9,014)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $28.7 million of net cash for the six months ended December 31, 2025. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $87.3 million. Cash used in the ordinary course of business from changes in operating assets and liabilities was $58.6 million. Accounts receivable provided $13.7 million of cash due to the timing of collection of sales proceeds and higher sales. Inventories used $73.2 million of cash due to increased quantities on hand due to timing of inventory purchases and forecasted future demand. Accounts payable used $3.9 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities used cash of $2.7 million, primarily due to timing of incurrence.

Investing activities

Investing activities used $38.2 million of net cash for the six months ended December 31, 2025. Capital expenditures were $24.9 million, as we continue to invest in expanding production capacity and productivity improvements. Purchases of our short-term investments used $24.0 million in cash, and maturities of our short-term investments provided $14.0 million in cash. Investing activities for the six months ended December 31, 2025 included funding of $6.5 million of investments and loans for strategic partnerships and the receipt of proceeds of $3.7 million from corporate-owned life insurance policies.

Financing activities

Financing activities used $2.6 million of net cash for the six months ended December 31, 2025. Net revolver borrowings on our credit facility provided $20.0 million in cash. We paid $9.7 million in dividends to holders of our Class A common stock and Class B common stock. We also paid $8.1 million in scheduled quarterly principal payments on long-term debt and $4.8 million in financed insurance premiums during the six months ended December 31, 2025.

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

Certain relevant measures of our liquidity and capital resources are as follows:

	December 31,	June 30,
As of	2025	2025

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$74,508	$77,039
Working capital	525,945	456,344
Ratio of current assets to current liabilities	3.01:1	2.65:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of December 31, 2025, we had $107.0 million in outstanding borrowings under the 2024 Revolver and outstanding letters of credit and other commitments of $2.9 million, leaving $200.1 million available for further borrowings and letters of credit, subject to restrictions in our 2024 Credit Facilities

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. On February 3, 2026, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on March 25, 2026, to stockholders of record at the close of business on March 4, 2026. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of December 31, 2025, our cash and cash equivalents and short-term investments included $72.2 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of December 31, 2025, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Adjusted net income (loss) and adjusted diluted earnings (loss) per share

Adjusted net income (loss) and adjusted diluted earnings (loss) per share represent alternative views of performance, and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income (loss) and adjusted diluted earnings (loss) per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income (loss) as net income (loss) plus (i) acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets, acquisition-related intangible amortization and other acquisition-related items, (ii) certain items we consider to be unusual, non-operational or non-recurring, including certain stock-based compensation awards, (iii) foreign currency (gains) losses, as separately reported on our consolidated statements of operations, and (iv) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income (loss) divided by the diluted weighted average number of shares. The adjusted net income (loss) and adjusted diluted earnings (loss) per share measures are not, and should not be viewed as, a substitute for GAAP reported net income (loss).

Adjusted net income (loss) and adjusted diluted earnings (loss) per share are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, have limits in their usefulness to investors. Because of its non-standardized definition, adjusted net income (loss) and adjusted diluted earnings (loss) per share, unlike GAAP net income (loss), may not be comparable to the calculation of similar measures of other companies. Adjusted net income (loss) and adjusted diluted earnings (loss) per share are presented to permit investors to more fully understand how management assesses performance.

Certain significant items

Adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings (loss) per share are calculated prior to considering acquisition-related items and certain other items, as detailed in the table titled “Items Excluded from Adjusted Net Income” above. We evaluate such items on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual or non-operational or non-recurring nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 11, 2025, BFI Co., LLC (“BFI”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 528,000 shares of Class A common stock through September 15, 2026. Jack C. Bendheim, our Chairman of the Board of Directors, President and Chief Executive Officer, has sole authority to vote shares of our stock owned by BFI.

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

Phibro Animal Health Corporation

February 4, 2026	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

February 4, 2026	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer