Form 10-Q
period 2026-03-31
PHIBRO ANIMAL HEALTH CORP
filed 2026-05-06
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 21,068,682 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,496,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$383,543	$347,825	$1,121,346	$917,518
Cost of goods sold	257,868	243,257	743,232	627,585
Gross profit	125,675	104,568	378,114	289,933
Selling, general and administrative expenses	81,022	71,053	231,875	213,186
Operating income	44,653	33,515	146,239	76,747
Interest expense, net	10,431	9,355	34,246	25,992
Foreign currency losses (gains), net	1,909	(5,528)	6,988	6,609
Income before income taxes	32,313	29,688	105,005	44,146
Provision for income taxes	8,289	8,808	26,995	13,106
Net income	$24,024	$20,880	$78,010	$31,040

Net income per share
basic	$0.59	$0.52	$1.92	$0.77
diluted	$0.59	$0.51	$1.90	$0.76
Weighted average common shares outstanding
basic	40,551	40,520	40,540	40,509
diluted	41,037	40,709	40,956	40,669

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Net income	$24,024	$20,880	$78,010	$31,040
Change in fair value of derivative instruments	3,052	(5,274)	2,817	(7,934)
Foreign currency translation adjustment	7,552	6,895	9,260	(1,868)
Unrecognized net pension gains	78	75	234	233
(Provision) benefit for income taxes	(783)	1,300	(764)	1,927
Other comprehensive income (loss)	9,899	2,996	11,547	(7,642)
Comprehensive income	$33,923	$23,876	$89,557	$23,398

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
As of	2026	2025

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$54,929	$68,039
Short-term investments	22,522	9,000
Accounts receivable, net	221,546	227,983
Inventories, net	539,699	444,425
Other current assets	55,372	61,159
Total current assets	894,068	810,606
Property, plant and equipment, net	359,271	354,690
Intangibles, net	31,685	36,469
Goodwill	59,889	59,645
Other assets	100,205	99,490
Total assets	$1,445,118	$1,360,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$22,831	$16,250
Accounts payable	129,643	138,201
Accrued expenses and other current liabilities	129,396	139,022
Total current liabilities	281,870	293,473
Revolving credit facility	115,000	87,000
Long-term debt	597,685	615,435
Other liabilities	88,736	79,310
Total liabilities	1,083,291	1,075,218
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 20,968,682 and 20,367,574 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively; 30,000,000 Class B shares authorized, 19,596,034 and 20,166,034 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	138,179	136,995
Retained earnings	336,115	272,701
Accumulated other comprehensive loss	(112,471)	(124,018)
Total stockholders’ equity	361,827	285,682
Total liabilities and stockholders’ equity	$1,445,118	$1,360,900

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
For the Periods Ended March 31	2026	2025

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$78,010	$31,040
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	38,169	33,194
Amortization of debt issuance costs	1,716	1,443
Deferred income taxes	9,668	(13,241)
Foreign currency losses, net	851	5,683
Acquisition-related items	1,956	3,342
Non-cash impairment charges	—	5,328
Stock-based compensation expense	1,184	538
Other	(1,359)	(1,167)
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable, net	8,923	(29,251)
Inventories, net	(92,541)	(38,133)
Other current assets	6,656	(7,712)
Other assets	745	3,809
Accounts payable	(6,816)	42,936
Accrued expenses and other liabilities	(2,302)	21,043
Net cash provided by operating activities	44,860	58,852
INVESTING ACTIVITIES
Purchases of short-term investments	(37,026)	(10,000)
Maturities of short-term investments	23,504	44,000
Capital expenditures	(40,219)	(25,151)
Business acquisition, net of cash acquired	—	(291,878)
Other, net	(1,263)	1,375
Net cash used by investing activities	(55,004)	(281,654)
FINANCING ACTIVITIES
Revolving credit facility borrowings	221,000	479,000
Revolving credit facility repayments	(193,000)	(563,000)
Proceeds from long-term debt	—	650,000
Payments of long-term debt	(12,188)	(320,953)
Debt issuance costs	—	(10,377)
Payments of insurance premium financing and other short-term debt	(6,161)	(5,185)
Dividends paid	(14,596)	(14,585)
Net cash (used) provided by financing activities	(4,945)	214,900
Effect of exchange rate changes on cash	1,979	(2,357)
Net decrease in cash and cash equivalents	(13,110)	(10,259)
Cash and cash equivalents at beginning of period	68,039	70,613
Cash and cash equivalents at end of period	$54,929	$60,354

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss		Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2025	40,533,608	$4	$—	$136,995	$272,701		$(124,018)	$285,682
Comprehensive income	—	—	—	—	26,527		3,997	30,524
Dividends declared ($0.12 per share)	—	—	—	—	(4,864)		—	(4,864)
Stock-based compensation expense	—	—	—	339	—		—	339
As of September 30, 2025	40,533,608	$4	$—	$137,334	$294,364		$(120,021)	$311,681
Comprehensive income (loss)	—	—	—	—	27,459		(2,349)	25,110
Dividends declared ($0.12 per share)	—	—	—	—	(4,864)		—	(4,864)
Stock-based compensation expense	562	—	—	434	—		—	434
As of December 31, 2025	40,534,170	$4	$—	$137,768	$316,959		$(122,370)	$332,361
Comprehensive income	—	—	—	—	24,024		9,899	33,923
Shares issued pursuant to stock incentive plan	30,546	—	—	—	—		—	—
Dividends declared ($0.12 per share)	—	—	—	—	(4,868)		—	(4,868)
Stock-based compensation expense	—	—	—	411	—	—	—	411
As of March 31, 2026	40,564,716	$4	$—	$138,179	$336,115		$(112,471)	$361,827

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	6,975	(408)	6,567
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	179	—	—	179
As of September 30, 2024	40,503,608	$4	$—	$136,457	$246,001	$(123,935)	$258,527
Comprehensive income (loss)	—	—	—	—	3,185	(10,230)	(7,045)
Dividends declared ($0.12 per share)	—	—	—	—	(4,860)	—	(4,860)
Stock-based compensation expense	—	—	—	180	—	—	180
As of December 31, 2024	40,503,608	$4	$—	$136,637	$244,326	$(134,165)	$246,802
Comprehensive income	—	—	—	—	20,880	2,996	23,876
Shares issued pursuant to stock incentive plan	30,000			—	—	—	—
Dividends declared ($0.12 per share)	—	—	—	—	(4,865)	—	(4,865)
Stock-based compensation expense	—	—	—	179	—	—	179
As of March 31, 2025	40,533,608	$4	$—	$136,816	$260,341	$(131,169)	$265,992

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

The unaudited consolidated financial information for the three and nine months ended March 31, 2026 and 2025, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission on August 27, 2025 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of March 31, 2026, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of restricted stock units (“RSUs”), unless the effect would be antidilutive or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. Common share equivalents related to time- and performance-based RSUs were included in the calculation of diluted net income per share for the three and nine months ended March 31, 2026 and 2025.

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
Net income	$24,024	$20,880	$78,010	$31,040

Weighted average number of shares – basic	40,551	40,520	40,540	40,509
Dilutive effect of restricted stock units	486	189	416	160
Weighted average number of shares - diluted	41,037	40,709	40,956	40,669

Net income per share
basic	$0.59	$0.52	$1.92	$0.77
diluted	$0.59	$0.51	$1.90	$0.76

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU outlines specific categories to be provided in the rate reconciliation and requires additional information for those reconciling items that meet a quantitative threshold. The ASU requires disaggregated disclosure of federal, state and foreign income taxes paid, including disaggregation by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The ASU also requires disaggregated disclosure of federal, state and foreign income (loss) from continuing operations before income taxes. The enhanced disclosures will be applied on a prospective basis and will be effective for Phibro’s fiscal year ending June 30, 2026. We are evaluating the impact of the additional income tax-related disclosures.

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

ASU 2025-11, (Topic 270): Interim Reporting Narrow Scope Improvements, amends the existing guidance and provides clarifications intended to improve the consistency and usability of interim disclosure requirements. The ASU does not change the underlying objectives of interim reporting but is intended to enhance clarity in application. The ASU will be effective for Phibro’s fiscal year ending June 30, 2029, including interim periods within that fiscal year. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

3. Acquisition

On October 31, 2024, the Company completed its acquisition of the medicated feed additives portfolio, certain water-soluble products and related assets from Zoetis Inc. (the “Acquisition"). The Acquisition was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

The Acquisition has expanded our medicated feed additives and water-soluble products category and diversified our species and product offerings, which complements our commercial operations and international infrastructure while expanding our global presence.

The purchase price for the Acquisition was approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired), which was funded by Delayed Draw Term A-1 Loans and Delayed Draw Term A-2 Loans drawn on 2024 Credit Facilities (each as defined below in Note 6—Debt). The purchase and sale agreement underlying the transaction provides for closing working capital and other adjustments to be completed after the Acquisition. These adjustments were completed in May 2025 and have been finalized.

For the three months ended March 31, 2025, we recognized $0.6 million related to the Acquisition. For the nine months ended March 31, 2026 and 2025, we recognized transaction costs related to the Acquisition of $0.4 million and $12.9 million, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within selling, general and administrative expenses (“SG&A”) in our consolidated statements of operations.

The amount of revenue attributable to the Acquisition included in consolidated statements of operations for the three months ended March 31, 2026 and 2025 was $95.9 million and $77.0 million, respectively. The amount of revenue attributable to the Acquisition included in our consolidated statements of operations for the nine months ended March 31, 2026 and 2025 was $270.5 million and $113.7 million, respectively. Based on our current operational structure and the nature and mix of legal entities and assets acquired, we are not able to complete a full cost identification and allocation assessment for activities related to the Acquisition. As a result, we are unable to accurately determine earnings or loss attributable to the Acquisition since the date of acquisition.

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

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
Net sales	$383,543	$347,825	$1,121,346	$1,067,875
Operating income	44,653	33,515	146,239	120,145

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025

Animal Health
MFAs and other	$205,789	$181,645	$603,098	$439,827
Nutritional specialties	46,810	43,350	145,191	131,908
Vaccines	38,626	33,382	116,369	98,583
Total Animal Health	$291,225	$258,377	$864,658	$670,318
Mineral Nutrition	73,418	66,774	205,351	189,086
Performance Products	18,900	22,674	51,337	58,114
Total	$383,543	$347,825	$1,121,346	$917,518

Net Sales by Region

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
United States	$232,771	$209,940	$656,875	$537,930
Latin America and Canada	75,619	70,753	250,445	214,578
Europe, Middle East and Africa	44,468	38,910	134,194	102,624
Asia Pacific	30,685	28,222	79,832	62,386
Total	$383,543	$347,825	$1,121,346	$917,518

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
Interest expense, net
Credit Facilities	$10,055	$9,029	$33,800	$24,393
2022 Term Loan	—	—	—	12
Amortization of debt issuance costs	572	572	1,716	1,443
Refinancing expense	—	—	—	1,960
Other	54	52	189	388
Interest expense	10,681	9,653	35,705	28,196
Interest income	(250)	(298)	(1,459)	(2,204)
	$10,431	$9,355	$34,246	$25,992

For the nine months ended March 31, 2025, we also incurred $1,960 in certain costs and charges resulting from the refinancing of the Company’s debt, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

Depreciation and Amortization

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
Depreciation and amortization
Depreciation of property, plant and equipment	$10,726	$10,897	$33,025	$27,048
Amortization of intangible assets	1,722	1,719	5,144	6,146
	$12,448	$12,616	$38,169	$33,194

5.  Balance Sheets—Additional Information

	March 31,	June 30,
As of	2026	2025
Inventories, net
Raw materials	$191,668	$162,626
Work-in-process	30,013	27,982
Finished goods	318,018	253,817
	$539,699	$444,425

	March 31,	June 30,
As of	2026	2025
Other assets
ROU operating lease assets	$49,237	$41,339
Deferred income taxes	15,264	25,548
Deposits	610	610
Insurance investments	3,976	6,547
Other investments	8,292	5,142
Debt issuance costs	3,018	3,714
Derivative instruments	991	89
Other	18,817	16,501
	$100,205	$99,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	June 30,
As of	2026	2025
Accrued expenses and other current liabilities
Employee related	$50,736	$51,758
Current operating lease liabilities	9,419	9,127
Commissions and rebates	16,998	23,274
Professional fees	7,616	8,098
Income and other taxes	12,477	8,397
Insurance-related	2,280	1,655
Insurance premium financing	—	5,476
Other	29,870	31,237
	$129,396	$139,022

	March 31,	June 30,
As of	2026	2025
Other liabilities
Long-term operating lease liabilities	$42,509	$33,740
Long-term and deferred income taxes	23,607	19,471
Supplemental retirement benefits, deferred compensation and other	5,479	5,526
U.S. pension plan, net	1,598	1,795
International retirement plans	3,794	3,532
Derivative instruments	1,235	3,885
Other long-term liabilities	10,514	11,361
	$88,736	$79,310

	March 31,	June 30,
As of	2026	2025
Accumulated other comprehensive loss
Derivative instruments	$462	$(2,354)
Foreign currency translation adjustment	(104,192)	(113,452)
Unrecognized net pension losses	(12,158)	(12,392)
Income tax benefit	3,417	4,180
	$(112,471)	$(124,018)

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

The Company may receive patronage from the lenders providing the Term A-2 Loans, to the extent eligible under such lender’s patronage program, as determined by such lender in its sole discretion. Patronage income for the three and nine months ended March 31, 2026 was $1,157. Patronage income for the three and nine months ended March 31, 2025 was $336. Patronage income is reflected as a reduction of interest expense, net in the Company’s consolidated statements of operations.

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

As of March 31, 2026, we were in compliance with the financial covenants of the 2024 Credit Agreement.

For the nine months ended March 31, 2025, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows.

As of March 31, 2026, we had $115,000 in borrowings drawn under the Revolving Credit Commitments and had outstanding letters of credit of $1,791, leaving $193,209 available for further borrowings and letters of credit under the Revolving Credit Commitments, subject to restrictions in our 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

Subsequent Event

On April 28, 2026, the 2024 Credit Agreement was amended to increase our borrowing capacity by expanding the Revolving Credit Commitments by $125,000, from $310,000 to an aggregate commitment of $435,000. The expanded borrowing capacity provides the Company with enhanced operating flexibility. Fees of approximately $600 were incurred to execute this amendment and will be amortized to interest expense through the maturity date of the Revolving Credit Commitments.

Debt Balances and Interest Rate Information

Long-Term Debt Balances

	March 31,	June 30,
As of	2026	2025
Term A-1 Loans due July 2029	$338,006	$344,588
Term A-2 Loans due July 2031	287,931	293,537
Gross term loan balances	625,937	638,125
Unamortized debt issuance costs	(5,421)	(6,440)
Term loan balances, net of unamortized debt issuance costs	620,516	631,685
Less: current maturities of long-term debt	(22,831)	(16,250)
Long-term debt	$597,685	$615,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Nine Months
	March 31,	June 30,	Ended March 31,
	2026	2025	2026	2025
Revolving Credit Facility	5.89%	5.89%	5.89%	6.36%
Initial Term A-1 Loan due July 2029	5.44%	5.45%	5.45%	2.88%
Initial Term A-2 Loan due July 2031	6.39%	6.39%	6.39%	3.36%
Delayed Draw Term A-1 Loan due July 2029	5.92%	6.50%	6.19%	6.55%
Delayed Draw Term A-2 Loan due July 2031	6.43%	7.20%	6.78%	7.06%

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

In addition, we were party to an interest rate swap agreement on $300,000 of notional principal that effectively converted the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.51% through June 2025 as a hedge against our existing variable rate debt issued under the 2024 Credit Facilities. This swap agreement expired on June 30, 2025.

We designated the interest rate swaps and interest rate collar as highly effective cash flow hedges. For additional details, see “Note 10 — Derivatives.”

7.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $488 and $447 during the three months ended March 31, 2026 and 2025, and $2,127 and $1,735 during the nine months ended March 31, 2026 and 2025, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock Incentive Plan

Restricted Stock Units

On August 1, 2025, the Company granted 113,847 time-based RSUs with a grant date fair value of $25.19 to certain senior-level employees pursuant to the Company’s Incentive Plan. Each RSU represents the right to receive a share of our common stock upon vesting. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2025, subject to continued employment through the applicable vesting date.

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

Stock-based compensation expense related to the RSUs was $411 and $179 for the three months ended March 31, 2026 and 2025 and $1,184 and $538 for the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $3,699 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted average period of 2.6 years. During the nine months ended March 31, 2026 and 2025, 31,108 and 30,000 time-based RSUs vested, respectively, and the fair value of these vested RSUs was $1,600 and $711, respectively. There were no excess tax benefits recognized on the vesting of these RSUs. As of March 31, 2026, 650,524 RSUs with a weighted average grant date fair value of $8.35 remain unvested.

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,232 and $4,292 at March 31, 2026 and June 30, 2025, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

United States Tariffs

In February 2026, the Supreme Court of the United States ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized. In response to this ruling, we are pursuing the potential recovery of IEEPA tariffs previously paid and expect to submit claims through the administrative process administered by U.S. Customs and Border Protection for the refund of tariffs previously paid by the Company. The ruling did not address potential refunds, and therefore the ultimate availability, timing, and amount of the recovery of any potential refunds of these tariffs is highly uncertain and may be subject to further legal, regulatory, and administrative developments. Accordingly, the Company has not recognized any receivable or benefit related to these potential recoveries in its financial statements as of March 31, 2026 and will continue to monitor relevant developments and evaluate the recognition of such recoveries in future periods.

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

In March 2025, we entered into a forward-starting interest rate collar agreement on $250,000 of notional principal that effectively puts a floor of 1.99% and a cap of 4.75% on the floating SOFR portion of our interest obligation on that amount of debt issued under the 2024 Credit Facilities. The individual option contracts of the collar mature monthly beginning July 2025 and through June 2026. As of March 31, 2026, the fair value of the interest rate collar was de minimis.

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

	March 31,	June 30,
As of	2026	2025
Other current assets
Interest rate swaps	$687	$1,442
Foreign currency option contracts, net	20	—
Other assets
Interest rate swaps	991	89
Other liabilities
Interest rate swaps	(1,235)	(3,885)
Total Fair Value
Foreign currency option contracts, net	$20	$—
Interest rate swaps	$443	$(2,354)

Notional amounts of the derivatives as of the balance sheet date were:

	March 31,
As of	2026
Interest rate swaps		$425,000
Interest rate collar		$250,000
Brazil Real-USD call options	R$	9,000
Brazil Real-USD put options	R$	(9,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of operations and statements of comprehensive income for the periods ended March 31, 2026 and 2025 included the effects of derivatives as follows:

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$—	$(157)	$(20)	$(1,064)
Consolidated statement of operations - total cost of goods sold	$257,868	$243,257	$743,232	$627,585
Consolidated statement of operations - total selling, general and administrative expenses	$81,022	$71,053	$231,875	$213,186
Income recorded in comprehensive income	$(31)	$(169)	$(20)	$(49)
Interest rate swaps
Income recorded in consolidated statements of operations	$(199)	$(3,442)	$(1,716)	$(11,132)
Consolidated statement of operations - total interest expense, net	$10,431	$9,355	$34,246	$25,992
(Income) expense recorded in comprehensive income	$(3,021)	$5,443	$(2,797)	$7,983

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

Fair Value of Assets (Liabilities)

As of	March 31, 2026			June 30, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$—	$—	$—	$12,000	$—	$—
Short-term investments	$22,522	$—	$—	$9,000	$—	$—
Foreign currency derivatives	$—	$20	$—	$—	$—	$—
Interest rate swaps	$—	$443	$—	$—	$(2,354)	$—

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

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
Net sales
Animal Health	$291,225	$258,377	$864,658	$670,318
Mineral Nutrition	73,418	66,774	205,351	189,086
Performance Products	18,900	22,674	51,337	58,114
Total segments	$383,543	$347,825	$1,121,346	$917,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025
Animal Health
Net sales	$291,225	$258,377	$864,658	$670,318
Cost of sales	176,315	166,221	517,218	412,547
Selling, general and administrative expenses(1)	54,935	46,133	154,385	131,513
Add: Depreciation and amortization	11,128	11,369	34,310	29,318
Add: Acquisition-related cost of goods sold(2)	—	1,708	1,956	3,342
Add: Phibro Forward income growth initiatives implementation costs - cost of goods sold (3)	—	3,798	—	3,798
Add: Phibro Forward income growth initiatives implementation costs - SG&A (3)	—	1,771	—	1,771
Subtract: Insurance proceeds(4)	—	(1,546)	(1,177)	(2,803)
Adjusted EBITDA	71,103	63,123	228,144	161,684

Mineral Nutrition
Net sales	73,418	66,774	205,351	189,086
Cost of sales	66,838	59,562	185,337	169,804
Selling, general and administrative expenses(1)	1,987	1,974	5,606	5,611
Add: Depreciation and amortization	548	524	1,623	1,555
Adjusted EBITDA	5,141	5,762	16,031	15,226

Performance Products
Net sales	18,900	22,674	51,337	58,114
Cost of sales	14,693	17,491	40,657	45,258
Selling, general and administrative expenses(1)	2,237	2,124	6,743	6,245
Add: Depreciation and amortization	249	277	716	902
Adjusted EBITDA	2,219	3,336	4,653	7,513

Adjusted EBITDA – Total segments	$78,463	$72,221	$248,828	$184,423
Reconciliation of Adjusted EBITDA to income before income taxes:
Less:
Interest expense, net	10,431	9,355	34,246	25,992
Depreciation and amortization – Total segments	11,925	12,170	36,649	31,775
Depreciation and amortization – Corporate	523	446	1,520	1,419
Corporate costs	17,662	17,335	58,105	50,706
Acquisition-related cost of goods sold(2)	—	1,708	1,956	3,342
Acquisition-related transaction costs	130	636	581	12,875
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	179	179	538	538
Phibro Forward income growth initiatives implementation costs - cost of goods sold (3)	—	3,798	—	3,798
Phibro Forward income growth initiatives implementation costs - SG&A(3)	3,391	3,980	7,026	6,026
Insurance proceeds(4)	—	(1,546)	(3,786)	(2,803)
Foreign currency losses (gains), net	1,909	(5,528)	6,988	6,609
Income before income taxes	$32,313	$29,688	$105,005	$44,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Selling, general and administrative expenses primarily include compensation-related expenses for employees not directly involved in the production and sale of inventory, rent expenses, research and development costs, marketing expenses, and other general and administrative expenses.
(2)	Represents cost of goods sold related to the stepped-up value of inventory obtained in acquisitions.
(3)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the three and nine months ended March 31, 2026, this includes $3.4 million and $7.0 million, respectively, recorded within selling, general and administrative expenses primarily for consultancy costs related to the initiative. For the three and nine months ended March 31, 2025, this includes $5.3 million for non-cash asset write-offs, of which $3.8 million was recorded within cost of goods sold, and $1.5 million was recorded within selling, general and administrative expenses, related to the closure of an immaterial business within the Animal Health segment.
(4)	Represents insurance settlement gains, which are recorded within selling, general and administrative expenses.

The geographic location of property, plant and equipment, net and ROU operating lease assets was:

	March 31,	June 30,
As of	2026	2025
Property, plant and equipment, net and ROU operating lease assets
United States	$234,496	$239,874
Israel	84,533	74,403
Brazil	38,790	34,504
Ireland	28,551	25,141
Other	22,138	22,107
	$408,508	$396,029

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

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired). The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. Since the Acquisition, the product portfolio acquired has contributed $478.7 million to our overall net sales, of which $95.9 million and $77.0 million were recorded in the three months ended March 31, 2026 and 2025, and $270.5 million and $113.7 million were recorded in the nine months ended March 31, 2026 and 2025, respectively. Also included in the Acquisition were six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

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

On April 28, 2026, the 2024 Credit Agreement was amended to increase our borrowing capacity by expanding the Revolving Credit Commitments by $125.0 million, from $310.0 million to an aggregate commitment of $435.0 million. The expanded borrowing capacity provides the Company with enhanced operating flexibility. Fees of approximately $0.6 million were incurred to execute this amendment and will be amortized to interest expense through the maturity date of the Revolving Credit Commitments.

Armed Conflicts

Middle East Conflicts

Since October 2023, Israel has been engaged in ongoing hostilities along its northern and southern borders, and tensions in the broader Middle East, including with Iran, remain elevated. The situation in the region is volatile, unpredictable, and subject to rapid escalation.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of March 31, 2026, we had approximately 520 employees located in Israel. We have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. Our operations in Israel have navigated numerous challenging situations over the years.

The continuation and/or escalation of conflicts in the region may trigger additional bans, economic and other sanctions, as well as broader military actions, which could include neighboring nations and their respective allies. The potential impact of the current conflicts, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers.

Our Israeli manufacturing facilities and local operations account for 17% of our consolidated assets as of March 31, 2026, and 16% of our consolidated net sales for the nine months ended March 31, 2026.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended March 31, 2026 represented approximately 1% of consolidated net sales.

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

In February 2026, the Supreme Court of the United States ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized. In response to this ruling, we are pursuing the potential recovery of IEEPA tariffs previously paid and expect to submit claims through the administrative process administered by U.S. Customs and Border Protection for the refund of tariffs previously paid by the Company. The ruling did not address potential refunds, and therefore the ultimate availability, timing, and amount of the recovery of any potential refunds of these tariffs is highly uncertain and may be subject to further legal, regulatory, and administrative developments. Accordingly, the Company has not recognized any receivable or benefit related to these potential recoveries in its financial statements as of March 31, 2026 and will continue to monitor relevant developments and evaluate the recognition of such recoveries in future periods.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the twelve months ended March 31, 2026 were approximately $22 million. As of the date of the filing of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

In 2018, the Ministry of Agriculture in Brazil (“MAPA”), published an ordinance to ban the use of antimicrobials used at sub-therapeutic levels for growth promotion and feed efficiency in animal feed. The ordinance was in response to international pressure and scientific concerns about the potential risks of antimicrobial resistance. The Company’s virginiamycin product is currently registered and used for growth promotion in cattle, broilers, layers and swine in Brazil. The Company and key stakeholders (trade associations) requested that MAPA allow sponsors time to shift from growth promotion claims to therapeutic claims. In 2022 and more recently in 2025, additional MAPA public consultations were held to discuss the prohibition on the use of antimicrobials as growth promoters. These discussions affect the Company’s virginiamycin product in Brazil, which is the only remaining key livestock production market where virginiamycin does not yet have therapeutic indications.. On April 27, 2026, MAPA published its Ordinance prohibiting the importation, manufacture, marketing and use of performance enhancing feed additives containing antimicrobials classified as important in human or veterinary medicine, including virginiamycin and bacitracin. There will be a transition period of 180 days from the date of the ordinance, during which time companies and customers may continue to use and sell the products under their current labels. The Company has been actively conducting studies to address MAPA’s requirements to obtain therapeutic indications for virginiamycin. These registrations are in the final stages of review and approval by MAPA and are expected during the transition period. Phibro’s bacitracin product already carries therapeutic claims in Brazil.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months				Nine Months
For the Periods Ended March 31	2026	2025	Change		2026	2025	Change

	(in thousands, except per share amounts and percentages)
Net sales	$383,543	$347,825	$35,718	10%	$1,121,346	$917,518	$203,828	22%
Gross profit	125,675	104,568	21,107	20%	378,114	289,933	88,181	30%
Selling, general and administrative expenses	81,022	71,053	9,969	14%	231,875	213,186	18,689	9%
Operating income	44,653	33,515	11,138	33%	146,239	76,747	69,492	91%
Interest expense, net	10,431	9,355	1,076	12%	34,246	25,992	8,254	32%
Foreign currency losses (gains), net	1,909	(5,528)	7,437	*	6,988	6,609	379	6%
Income before income taxes	32,313	29,688	2,625	9%	105,005	44,146	60,859	*
Provision for income taxes	8,289	8,808	(519)	(6)%	26,995	13,106	13,889	*
Net income	$24,024	$20,880	$3,144	15%	$78,010	$31,040	$46,970	*

Net income per share
Basic	$0.59	$0.52	$0.07	13%	$1.92	$0.77	$1.15	*
Diluted	$0.59	$0.51	$0.08	16%	$1.90	$0.76	$1.14	*

Weighted average number of shares outstanding
Basic	40,551	40,520			40,540	40,509
Diluted	41,037	40,709			40,956	40,669

Ratio to net sales
Gross profit	32.8%	30.1%			33.7%	31.6%
Selling, general and administrative expenses	21.1%	20.4%			20.7%	23.2%
Operating income	11.6%	9.6%			13.0%	8.4%
Income before income taxes	8.4%	8.5%			9.4%	4.8%
Net income	6.3%	6.0%			7.0%	3.4%
Effective tax rate	25.7%	29.7%			25.7%	29.7%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2026	2025	Change		2026	2025	Change

Net sales	(in thousands, except percentages)
MFAs and other	$205,789	$181,645	$24,144	13%	$603,098	$439,827	$163,271	37%
Nutritional specialties	46,810	43,350	3,460	8%	145,191	131,908	13,283	10%
Vaccines	38,626	33,382	5,244	16%	116,369	98,583	17,786	18%
Animal Health	291,225	258,377	32,848	13%	864,658	670,318	194,340	29%
Mineral Nutrition	73,418	66,774	6,644	10%	205,351	189,086	16,265	9%
Performance Products	18,900	22,674	(3,774)	(17)%	51,337	58,114	(6,777)	(12)%
Total	$383,543	$347,825	$35,718	10%	$1,121,346	$917,518	$203,828	22%

Adjusted EBITDA
Animal Health	$71,103	$63,123	$7,980	13%	$228,144	$161,684	$66,460	41%
Mineral Nutrition	5,141	5,762	(621)	(11)%	16,031	15,226	805	5%
Performance Products	2,219	3,336	(1,117)	(33)%	4,653	7,513	(2,860)	(38)%
Corporate	(17,662)	(17,335)	(327)	2%	(58,105)	(50,706)	(7,399)	15%
Total	$60,801	$54,886	$5,915	11%	$190,723	$133,717	$57,006	43%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	24.4%	24.4%			26.4%	24.1%
Mineral Nutrition	7.0%	8.6%			7.8%	8.1%
Performance Products	11.7%	14.7%			9.1%	12.9%
Corporate(1)	(4.6)%	(5.0)%			(5.2)%	(5.5)%
Total(1)	15.9%	15.8%			17.0%	14.6%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months				Nine Months
For the Periods Ended March 31	2026	2025	Change		2026	2025	Change

	(in thousands, except percentages)
Net income	$24,024	$20,880	$3,144	15%	$78,010	$31,040	$46,970	*
Interest expense, net	10,431	9,355	1,076	12%	34,246	25,992	8,254	32%
Provision for income taxes	8,289	8,808	(519)	(6)%	26,995	13,106	13,889	*
Depreciation and amortization	12,448	12,616	(168)	(1)%	38,169	33,194	4,975	15%
EBITDA	55,192	51,659	3,533	7%	177,420	103,332	74,088	72%
Acquisition-related cost of goods sold	—	1,708	(1,708)	*	1,956	3,342	(1,386)	(41)%
Acquisition-related other	130	636	(506)	(80)%	581	12,875	(12,294)	(95)%
Phibro Forward income growth initiatives - cost of goods sold (1)	—	3,798	(3,798)	*	—	3,798	(3,798)	*
Phibro Forward income growth initiatives - SG&A(1)	3,391	3,980	(589)	(15)%	7,026	6,026	1,000	17%
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	179	179	—	—%	538	538	—	—%
Pension settlement cost	—	—	—	*	—	—	—	*
Brazil employment taxes	—	—	—	*	—	—	—	*
Insurance proceeds	—	(1,546)	1,546	*	(3,786)	(2,803)	(983)	35%
Foreign currency losses (gains), net	1,909	(5,528)	7,437	*	6,988	6,609	379	6%
Adjusted EBITDA	$60,801	$54,886	$5,915	11%	$190,723	$133,717	$57,006	43%
(1)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the three and nine months ended March 31, 2026, this includes $3.4 million and $7.0 million, respectively, recorded within selling, general and administrative expenses primarily for consultancy costs related to the initiative. For the three and nine months ended March 31, 2025, this includes $5.3 million for non-cash asset write-offs, of which $3.8 million was recorded within cost of goods sold, and $1.5 million was recorded within selling, general and administrative expenses, related to the closure of an immaterial business within the Animal Health segment.

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended March 31, 2026 and 2025

Net sales

Net sales of $383.5 million for the three months ended March 31, 2026 increased $35.7 million, or 10%, as compared to the three months ended March 31, 2025. Animal Health increased $32.8 million, Mineral Nutrition increased $6.6 million, and Performance Products decreased $3.8 million.

Animal Health

Net sales of $291.2 million for the three months ended March 31, 2026 increased $32.8 million, or 13%. Net sales of MFAs and other increased $24.1 million, or 13%, due to an $18.9 million increase in the sales of products from the MFA portfolio acquired on October 31, 2024, increased demand for certain of our legacy MFAs in North America and for certain anti-microbials sold by our ethanol performance business.

Net sales of nutritional specialty products increased $3.5 million, or 8%, primarily due to increased demand in North America and higher companion animal sales.

Net sales of vaccines increased $5.2 million, or 16%, primarily due to an increase in international sales driven by higher demand in Israel, as well as an increase in domestic swine demand and higher sales of autogenous vaccines.

Mineral Nutrition

Net sales of $73.4 million for the three months ended March 31, 2026 increased $6.6 million, or 10%, due to an increase in demand for zinc and trace minerals.

Performance Products

Net sales of $18.9 million for the three months ended March 31, 2026 decreased $3.8 million, or 17%, as a result of lower demand for the ingredients used in personal care products.

Gross profit

Gross profit of $125.7 million for the three months ended March 31, 2026 increased $21.1 million, or 20%, as compared to the three months ended March 31, 2025. Gross margin increased 270 basis points to 32.8% of net sales for the three months ended March 31, 2026, as compared to 30.1% for the three months ended March 31, 2025. The comparison of gross profit to the prior year includes $3.8 million of prior period inventory write-offs attributable to the closure of an immaterial business, $1.7 million for prior period acquisition-related cost of goods sold related to the purchase accounting for the Acquisition, and a net increase in acquisition-related depreciation expense associated with the step-up of fair value of the acquired fixed assets and intangible asset amortization of $1.1 million. Excluding these items, gross profit increased $16.7 million, or 15%, and gross margin increased 130 basis points to 33.5% of net sales due to increased sales volume, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs.

Animal Health gross profit, excluding the non-recurring items discussed above, increased $18.3 million, primarily driven by increased sales volume, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs. Mineral Nutrition gross profit decreased $0.6 million, as the impact of higher unit costs exceeded the increase in sales volume. Performance Products gross profit decreased $1.0 million, primarily as a result of lower demand.

Selling, general and administrative expenses (“SG&A”)

SG&A of $81.0 million for the three months ended March 31, 2026 increased $10.0 million, or 14%, as compared to the three months ended March 31, 2025. SG&A for the three months ended March 31, 2026 included $3.4 million of costs associated with Phibro Forward income growth initiatives, $0.6 million for intangible asset amortization, $0.1 million for acquisition-related costs, and $0.2 million of stock-based compensation expense related to awards granted to certain named executive officers in fiscal year 2024. SG&A for the three months ended March 31, 2025 included $4.0 million of costs associated with Phibro Forward income growth initiatives, $0.6 million for acquisition-related costs, $0.6 million for intangible asset amortization, and $0.2 million of stock-based compensation expense, partially offset by $1.5 million related to an insurance settlement gain. Excluding these items, SG&A increased $9.5 million, or 14%.

Animal Health SG&A, excluding the non-recurring Animal Health related items discussed above, increased $9.0 million, primarily due to an increase in employee-related costs. Mineral Nutrition and Performance Products SG&A was comparable to the prior year. Corporate costs, excluding the non-recurring Corporate related items discussed above, increased $0.4 million due to an increase in employee-related costs.

Interest expense, net

Interest expense, net of $10.4 million for the three months ended March 31, 2026 increased $1.1 million, as compared to the three months ended March 31, 2025, due to the expiration of a favorable interest rate swap agreement on $300.0 million of notional debt principal, partially offset by lower interest rates and higher patronage income received from the lenders providing the Term A-2 Loan (see “Notes to Consolidated Financial Statements—Debt”).

Foreign currency losses (gains), net

Foreign currency losses, net for the three months ended March 31, 2026 were $1.9 million, as compared to $5.5 million of net gains for the three months ended March 31, 2025. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Euro and the Brazil Real. Prior year period gains were driven in large part by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Brazil Real and in the Euro.

Provision for income taxes

The provision for income taxes was $8.3 million and $8.8 million for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was 25.7% and 29.7% for the three months ended March 31, 2026 and 2025, respectively.

The effective income tax rate in the current year was higher than the federal statutory rate of 21% due to the impact of Global Intangible Low-Tax Income tax expense and state and local income taxes. The provision for income taxes in the current year was also impacted by other taxes, primarily driven by the mix of foreign income.

The effective income tax rate in the current period included among other items (i) a $0.2 million expense from changes in uncertain tax positions related to prior years and (ii) certain other charges, including acquisition-related costs, foreign currency losses, and certain stock-based compensation, which had lower tax rates. The effective income tax rate in the prior year included (i) various exchange rate gains, (ii) changes in uncertain tax positions related to prior years and (iii) certain non-deductible write-offs in connection with the closure of an immaterial business included as part of the Phibro Forward initiatives. Excluding these items, the effective income tax rate was 24.6% and 25.8% for the three months ended March 31, 2026 and 2025, respectively.

Net income

Net income of $24.0 million for the three months ended March 31, 2026 increased $3.1 million, as compared to net income of $20.9 million for the three months ended March 31, 2025. Operating income increased $11.1 million, driven by favorable gross profit, partially offset by higher SG&A. Gross profit increased $21.1 million primarily as a result of higher sales in the Animal Health segment, primarily driven by incremental revenues associated with sales from the MFA portfolio acquired on October 31, 2024. SG&A increased $10.0 million due to higher employee-related costs. Interest expense, net increased $1.1 million due to the expiration of an interest rate swap agreement. Foreign currency losses were $1.9 million for the three months ended March 31, 2026, as compared to gains of $5.5 million for the three months ended March 31, 2025. Income tax expense decreased $0.5 million.

Comparison of nine months ended March 31, 2026 and 2025

Net sales

Net sales of $1,121.3 million for the nine months ended March 31, 2026 increased $203.8 million, or 22%, as compared to the nine months ended March 31, 2025. Animal Health sales increased $194.3 million. Mineral Nutrition sales increased $16.3 million and Performance Products sales decreased $6.8 million.

Animal Health

Net sales of $864.7 million for the nine months ended March 31, 2026 increased $194.3 million, or 29%. Net sales of MFAs and other increased $163.3 million, or 37%, due to incremental revenues of $156.8 million from sales of products from the MFA portfolio acquired on October 31, 2024, increased demand for certain of our legacy MFAs in North America and for certain anti-microbials sold by our ethanol performance business.

Net sales of nutritional specialty products increased $13.3 million, or 10%, due to an increase in worldwide demand, particularly in North America, and higher companion animal sales.

Net sales of vaccines increased $17.8 million, or 18%, primarily due to continued growth of poultry products in Latin America and increase in other international demand, particularly in Israel and Southeast Asia.

Mineral Nutrition

Net sales of $205.4 million for the nine months ended March 31, 2026 increased $16.3 million, or 9%, due to an increase in demand for copper, zinc and trace minerals.

Performance Products

Net sales of $51.3 million for the nine months ended March 31, 2026 decreased $6.8 million, or 12%, as a result of lower demand for the ingredients used in personal care products.

Gross profit

Gross profit of $378.1 million for the nine months ended March 31, 2026 increased $88.2 million, or 30%, as compared to the nine months ended March 31, 2025. Gross margin increased 210 basis points to 33.7% of net sales for the nine months ended March 31, 2026, as compared to 31.6% for the nine months ended March 31, 2025. The comparison of gross profit to the prior year includes $3.8 million of prior period inventory write-offs attributable to the closure of an immaterial business, a net decrease of $1.4 million for acquisition-related cost of goods sold related to purchase accounting adjustments for the Acquisition, and a net increase in acquisition-related depreciation expense associated with the step-up of fair value of the acquired fixed assets and intangible asset amortization of $2.9 million. Excluding these items, gross profit increased $85.9 million, or 28%, and gross margin increased 160 basis points to 34.6% of net sales due to increased sales volume, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs.

Animal Health gross profit, excluding the non-recurring items discussed above, increased $87.4 million, primarily driven by sales volume, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs. Mineral Nutrition gross profit increased $0.7 million, driven by increased sales volume and higher average selling prices. Performance Products gross profit decreased $2.2 million, primarily as a result of lower demand.

Selling, general and administrative expenses

SG&A of $231.9 million for the nine months ended March 31, 2026 increased $18.7 million, or 9%, as compared to the nine months ended March 31, 2025. SG&A for the nine months ended March 31, 2026 included $7.0 million of costs associated with Phibro Forward income growth initiatives, $1.8 million for intangible asset amortization, $0.6 million for acquisition-related costs, and $0.5 million of stock-based compensation expense related to awards granted to certain named executive officers in fiscal year 2024, partially offset by $3.8 million related to insurance settlement gains. SG&A for the nine months ended March 31, 2025, included $12.9 million for acquisition-related costs, $6.0 million of costs associated with Phibro Forward income growth initiatives, $1.8 million for intangible asset amortization, and $0.5 million of stock-based compensation expense, partially offset by $2.8 million related to insurance settlement gains. Excluding these items, SG&A increased $31.0 million.

Animal Health SG&A, excluding the non-recurring Animal Health-related items discussed above, increased $23.0 million due to an increase in employee-related costs due in part to the incremental headcount added as part of the Acquisition. Mineral Nutrition SG&A was comparable to the prior year, and Performance Products SG&A increased $0.5 million. Corporate expenses, excluding the non-recurring Corporate-related items discussed above, increased $7.5 million due to an increase in employee-related costs.

Interest expense, net

Interest expense, net of $34.2 million for the nine months ended March 31, 2026 increased $8.3 million, or 32%, as compared to the nine months ended March 31, 2025, due to the expiration of a favorable interest rate swap agreement on $300.0 million of notional debt principal and higher average term loan balances associated with the financing of the Acquisition. These factors are partially offset by lower average revolving credit facility borrowings, lower interest rates, and higher patronage income received from the lenders providing the Term A-2 Loan (see “Notes to Consolidated Financial Statements—Debt”). The comparison of interest expense to the prior year is also impacted by $2.0 million in certain prior year costs and charges resulting from the refinancing of the 2024 Credit Agreement, including $1.5 million of new creditor and third-party financing costs and $0.5 million in debt extinguishment costs.

Foreign currency losses, net

Foreign currency losses, net for the nine months ended March 31, 2026 were $7.0 million, as compared to net losses of $6.6 million for the nine months ended March 31, 2025. Current period losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Argentine Peso and the Israeli New Shekel. Prior year period losses were driven by fluctuations in certain currencies related to the U.S. dollar, most prominently, in the Brazil Real, the Argentine Peso, and the Mexican Peso.

Provision for income taxes

The provision for income taxes was $27.0 million and $13.1 million for the nine months ended March 31, 2026 and 2025, respectively. The effective income tax rate was 25.7% and 29.7% for the nine months ended March 31, 2026 and 2025, respectively.

The effective income tax rate in the current year was higher than the federal statutory rate of 21% due to the impact of Global Intangible Low-Tax Income tax expense and state and local income taxes. The provision for income taxes in the current year was also impacted by other taxes, primarily driven by the mix of foreign income.

The effective income tax rate in the current period included among other items, (i) a $0.6 million expense from changes in uncertain tax positions related to prior years, (ii) $3.8 million in insurance proceeds taxed at a lower rate, and (iii) certain other charges, including acquisition-related costs, foreign currency losses, and certain stock-based compensation, which had lower tax rates. The effective income tax rate in the prior year included (i) various exchange rate losses, (ii) changes in uncertain tax positions related to prior years and (iii) certain non-deductible write-offs in connection with the closure of an immaterial business included as part of the Phibro Forward initiatives. Excluding these items, the effective income tax rate was 24.7% and 25.3% for the nine months ended March 31, 2026 and 2025, respectively.

On July 4, 2025, the U.S. Congress enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” (the “OBBBA”), also known as the “One Big Beautiful Bill Act,” which includes significant amendments to the Internal Revenue Code. The impact of this legislation was immaterial on our consolidated financial statements.

Net income

Net income was $78.0 million for the nine months ended March 31, 2026, as compared to net income of $31.0 million for the nine months ended March 31, 2025. Operating income increased $69.5 million driven by higher gross profit, partially offset by higher SG&A of $18.7 million due to higher employee-related costs. Interest expense, net increased $8.3 million due to the expiration of an interest rate swap agreement and higher debt levels associated with the refinancing of the Company’s debt. Foreign currency losses, net increased $0.4 million. Income tax expense increased $13.9 million.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income, is as follows:

	Three Months				Nine Months
For the Periods Ended March 31	2026	2025	Change		2026	2025	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$24,024	$20,880	$3,144	15%	$78,010	$31,040	$46,970	*
Adjustments
Acquisition-related items, net of income tax(1)(2)	2,683	3,530	(847)	(24)%	9,513	17,544	(8,031)	(46)%
Certain items, net of income tax(1)	2,724	5,650	(2,926)	(52)%	2,896	8,036	(5,140)	(64)%
Foreign currency losses (gains), net, net of income tax(1)	1,587	(4,037)	5,624	*	5,768	5,233	535	10%
Certain income tax items(1)	197	190	7	4%	593	691	(98)	(14)%
Total adjustments, net of income tax(2)	7,191	5,333	1,858	35%	18,770	31,504	(12,734)	(40)%
Adjusted net income(2)	$31,215	$26,213	$5,002	19%	$96,780	$62,544	$34,236	55%

* Calculation not meaningful

(1)	See table titled “Items Excluded from Adjusted Net Income” below for further details.
(2)	Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. Prior year periods have been adjusted to conform to current year presentation.

A reconciliation of reported diluted earnings per share, as reported under GAAP, to non-GAAP adjusted diluted EPS is:

	Three Months				Nine Months
For the Periods Ended March 31	2026	2025	Change		2026	2025	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.59	$0.51	$0.08	16%	$1.90	$0.76	$1.14	*
Adjustments
Acquisition-related items, net of income tax(1)	0.07	0.09	(0.02)	(22)%	0.23	0.43	(0.20)	(47)%
Certain items, net of income tax	0.07	0.14	(0.07)	(50)%	0.07	0.20	(0.13)	(65)%
Foreign currency losses (gains), net of income tax	0.04	(0.10)	0.14	*	0.14	0.13	0.01	8%
Certain income tax items	—	—	—	—%	0.01	0.02	(0.01)	(50)%
Adjustments EPS, diluted(1)	0.18	0.13	0.05	38%	0.45	0.78	(0.33)	(42)%
Adjusted EPS, diluted(1)	$0.76	$0.64	$0.12	19%	$2.36	$1.54	$0.82	53%

Certain amounts and percentages may reflect rounding adjustments.

* Calculation not meaningful

(1)	Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. Prior year periods have been adjusted to conform to current year presentation.

Items excluded from adjusted net income consisted of:

	Three Months		Nine Months
For the Periods Ended March 31	2026	2025	2026	2025

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related cost of goods sold	$—	$1,708	$1,956	$3,342
Acquisition-related depreciation in cost of goods sold(1)(2)	1,733	662	5,022	1,102
Acquisition-related intangible amortization in cost of goods sold	1,119	1,132	3,348	4,361
Acquisition-related intangible amortization in SG&A	603	587	1,796	1,785
Acquisition-related transaction costs in SG&A	130	636	581	12,875
Acquisition-related items - income taxes	(902)	(1,195)	(3,190)	(5,921)
Total acquisition-related items, net of income taxes(2)	2,683	3,530	9,513	17,544

Certain items
Stock-based compensation expense - named executive officer awards granted in fiscal year 2024	179	179	538	538
Phibro Forward income growth initiatives - cost of goods sold	—	3,798	—	3,798
Phibro Forward income growth initiatives - SG&A	3,391	3,980	7,026	6,026
Insurance proceeds	—	(1,546)	(3,786)	(2,803)
Refinancing expense	—	—	—	1,960
Certain items - income taxes	(846)	(761)	(882)	(1,483)
Total certain items, net of income taxes	2,724	5,650	2,896	8,036

Foreign currency losses (gains), net
Foreign currency losses (gains), net	1,909	(5,528)	6,988	6,609
Foreign currency losses (gains), net - income taxes	(322)	1,491	(1,220)	(1,376)
Total foreign currency losses (gains), net, net of income taxes	1,587	(4,037)	5,768	5,233

Certain income tax items
Changes in uncertain tax positions and certain other items	197	190	593	691
Total certain income tax items	197	190	593	691

Total adjustments, net of income taxes(2)	$7,191	$5,333	$18,770	$31,504
(1)	Represents acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets.
(2)	Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. Prior year periods have been adjusted to conform to current year presentation.

Analysis of financial condition, liquidity and capital resources

The net decrease in cash and cash equivalents was as follows:

	Nine Months
For the Periods Ended March 31	2026	2025	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$44,860	$58,852	$(13,992)
Investing activities	(55,004)	(281,654)	226,650
Financing activities	(4,945)	214,900	(219,845)
Effect of exchange rate changes on cash and cash equivalents	1,979	(2,357)	4,336
Net decrease in cash and cash equivalents	$(13,110)	$(10,259)	$(2,851)

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $44.9 million of net cash for the nine months ended March 31, 2026. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $130.2 million. Cash used in the ordinary course of business from changes in operating assets and liabilities was $85.3 million. Accounts receivable provided $8.9 million of cash due to the timing of collection of sales proceeds and higher sales. Inventories used $92.5 million of cash due to increased quantities on hand due to timing of inventory purchases and forecasted future demand. Accounts payable used $6.8 million of cash due to timing of purchases and payments.

Investing activities

Investing activities used $55.0 million of net cash for the nine months ended March 31, 2026. Capital expenditures were $40.2 million, as we continue to invest in expanding production capacity and productivity improvements. Purchases of our short-term investments used $37.0 million in cash, and maturities of our short-term investments provided $23.5 million in cash. Investing activities for the nine months ended March 31, 2026 included funding of $6.2 million of net investments and loans for strategic partnerships and the receipt of proceeds of $3.7 million from corporate-owned life insurance policies.

Financing activities

Financing activities used $4.9 million of net cash for the nine months ended March 31, 2026. Net revolver borrowings on our credit facility provided $28.0 million in cash. We paid $14.6 million in dividends to holders of our Class A common stock and Class B common stock. We also paid $12.2 million in scheduled quarterly principal payments on long-term debt and $6.2 million in financed insurance premiums during the nine months ended March 31, 2026.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the 2024 Credit Facility, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the 2024 Credit Facilities based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including armed conflicts in the Middle East and between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources are as follows:

	March 31,	June 30,
As of	2026	2025

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$77,451	$77,039
Working capital	557,578	456,344
Ratio of current assets to current liabilities	3.15:1	2.65:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of March 31, 2026, we had $115.0 million in outstanding borrowings under the Revolving Credit Commitments and outstanding letters of credit and other commitments of $1.8 million, leaving $193.2 million available for further borrowings and letters of credit, subject to restrictions in our 2024 Credit Facilities. On April 28, 2026, the 2024 Credit Agreement was amended to increase our borrowing capacity under the Revolving Credit Commitments by $125.0 million, from $310.0 million to $435.0 million.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. On May 5, 2026, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on June 24, 2026, to stockholders of record at the close of business on June 3, 2026. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of March 31, 2026, our cash and cash equivalents and short-term investments included $76.7 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of March 31, 2026, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may become more prevalent, including limitation of use related to implementation and compliance with Food and Drug Administration (“FDA”) Guidance 273 (as defined below) and similar initiatives, in other larger production markets globally;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;

●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as armed conflicts in the Middle East and between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including terrorist attacks on Israel;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy, including any new or increased tariffs or retaliatory measures in response to such modification, may negatively impact our profitability and may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we acquired from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;
●	risks related to the use of artificial intelligence (“AI”) in our business;
●	our dependence on sophisticated information technology and infrastructure;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.

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

Not applicable.

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

Phibro Animal Health Corporation

May 6, 2026	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Chairman, President and Chief Executive Officer

May 6, 2026	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer