Form 10-K
period 2026-06-30
PHIBRO ANIMAL HEALTH CORP
filed 2026-08-26
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates of the registrant was $763,701,688 as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the Class A common stock on the Nasdaq Stock Market. The registrant has no non-voting common stock.

As of August 21, 2026 there were 21,105,569 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,496,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders (hereinafter referred to as the “2026 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2026.

PHIBRO ANIMAL HEALTH CORPORATION

Forward-Looking Statements and Risk Factors Summary

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may change or become more prevalent, including limitation of use related to implementation and compliance with Food and Drug Administration (“FDA”) Guidance 273 (as defined below) and similar initiatives, in other larger production markets globally;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;
●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;

●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as armed conflicts in the Middle East and between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including terrorist attacks on Israel;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy, including any new or increased tariffs or retaliatory measures in response to such modification, may negatively impact our profitability and may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we acquired from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;
●	risks related to the use of artificial intelligence (“AI”) in our business;
●	our dependence on sophisticated information technology and infrastructure;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Trademarks, Service Marks and Trade Names

The following trademarks and service marks used throughout this report belong to, are licensed to, or are otherwise used by us in our business: AB20®; Animate®; Aureomycin®; Avatec®; Aviax®; Aviax Plus®; Avi-Carb®; Banminth®; Bloat Guard®; BMD®; Bovatec®; Cellerate Yeast Solutions®; Carbigen®; Cerdimix®; Coxistac®; Cygro®; Deccox®/Avi-Deccox®; EASE®; Emulsigen®; Ephicax®; Eskalin®; Gemstone®;Gromax®; Lactrol®; Lincomix®; LincoSpectin®; Magni-Phi®; MB-1®; Mecadox®; MicroLife® Prime; MJPRRS®; MVP adjuvants®; Neo-Terramycin®; Nicarb®; Nicarmix®; OmniGen®; Phi-Shield®; Phivax®; Polygen®; Posistac®; Rejensa®; Restoris®; Robenz®; Rumatel®; Salmin Plus®; Stafac®; TAbic®; Tailor-Made®; Terramycin®; V.H.™; V-Max®; Vistore® and Zoamix®. In subsequent uses of the marks in this report, the symbols may be omitted.

PART I

Item 1.   Business

Overview

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We strive to be a trusted partner with livestock producers, farmers, veterinarians and consumers who raise and care for farm and companion animals by providing solutions to help them maintain and enhance the health of their animals. We market approximately 790 product lines in approximately 90 countries to approximately 4,800 customers. We develop, manufacture and market a broad range of products for food animals including poultry, beef and dairy cattle, swine, aquaculture and dogs. Our products help prevent, control and treat diseases and support nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products either directly to integrated poultry, cattle and swine producers or through animal feed manufacturers, wholesalers, distributors and veterinarians.

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

For discussion regarding the impact of armed conflicts in the Middle East and between Russia and Ukraine on our financial results, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired), subject to certain further adjustments set forth in the Purchase Agreement. The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement (as defined below and which has since been amended). The product portfolio acquired, which generated $407.6 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. For the years ended June 30, 2026 and 2025, this product portfolio contributed $358.2 million and $208.2 million to our overall net sales, respectively. Also included in the Acquisition were six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

Business Segments

We manage our business in three segments — Animal Health, Mineral Nutrition, and Performance Products — each with its own dedicated management and sales team, for enhanced focus and accountability. Net sales by segments, species and regions were:

	Segments			Change				Percentage of total
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025 / 2024		2026	2025	2024

		($ in millions)
Animal Health	$1,162	$963	$706	$199	21%	$256	36%	77%	74%	69%
Mineral Nutrition	282	253	244	29	11%	10	4%	19%	20%	24%
Performance Products	74	80	68	(7)	(8)%	13	19%	5%	6%	7%
Total	$1,518	$1,296	$1,018	$222	17%	$279	27%

	Species			Change				Percentage of total
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025 / 2024		2026	2025	2024

		($ in millions)
Poultry	$549	$465	$370	$84	18%	$95	26%	36%	36%	36%
Dairy	226	183	161	43	23%	22	14%	15%	14%	16%
Cattle	269	203	130	66	33%	73	56%	18%	16%	13%
Swine	171	150	97	21	14%	53	55%	11%	12%	10%
Other (1)	303	295	260	8	3%	35	13%	20%	23%	26%
Total	$1,518	$1,296	$1,018	$222	17%	$279	27%

	Regions (2)			Change				Percentage of total
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025 / 2024		2026	2025	2024

		($ in millions)
United States	$877	$740	$585	$137	19%	$155	27%	58%	57%	57%
Latin America and Canada	341	299	248	42	14%	51	21%	22%	23%	24%
Europe, Middle East and Africa	188	160	122	28	17%	38	31%	12%	12%	12%
Asia Pacific	112	97	63	15	15%	34	54%	7%	8%	6%
Total	$1,518	$1,296	$1,018	$222	17%	$279	27%
(1)	Other includes sales related to: the ethanol industry; Performance Products customers;; aquaculture and other animal species; adjuvants for animal vaccine manufacturers; and Mineral Nutrition other customers.
(2)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

Adjusted EBITDA by segment was:

	Adjusted EBITDA(1)			Change				Percentage of total(2)
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025 / 2024		2026	2025	2024

		($ in millions)
Animal Health	$304	$222	$146	$81	37%	$77	53%	91%	88%	86%
Mineral Nutrition	22	21	16	1	4%	4	27%	7%	8%	10%
Performance Products	8	11	8	(2)	(24)%	3	38%	2%	4%	5%
Corporate	(78)	(70)	(58)	(8)	12%	(11)	20%
Total	$255	$184	$111	$71	39%	$72	65%
(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General description of non-GAAP financial measures” for description of Adjusted EBITDA.
(2)	Before unallocated Corporate costs.

Certain amounts and percentages may reflect rounding adjustments.

Net identifiable assets by segment were:

	Net Identifiable Assets			Change				Percentage of total
As of June 30	2026	2025	2024	2026 / 2025		2025 / 2024		2026	2025	2024

		($ in millions)
Animal Health	$1,215	$1,087	$684	$127	12%	$403	59%	81%	80%	70%
Mineral Nutrition	86	76	67	11	14%	9	13%	6%	6%	7%
Performance Products	51	51	51	1	1%	(0)	(1)%	3%	4%	5%
Corporate	149	147	180	2	1%	(33)	(18)%	10%	11%	18%
Total	$1,501	$1,361	$982	$140	10%	$379	39%

Corporate assets include cash and cash equivalents, short-term investments, debt issuance costs, income tax related assets and certain other assets.

Certain amounts and percentages may reflect rounding adjustments.

Animal Health

Our Animal Health business develops, manufactures and markets about 345 product lines, including:

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

Our animal health products help our customers prevent, control and treat diseases and support nutrition to help improve health and well-being, enabling our customers to more efficiently produce high-quality, wholesome and affordable animal protein products for human consumption. We develop, manufacture and market a broad range of animal health products for food animals including poultry, beef and dairy cattle, swine, and aquaculture. We provide technical and product support directly to our customers to ensure the optimal use of our products. The animal health industry and demand for many of our animal health products in a particular region are affected by changing disease pressures and by weather conditions, as usage of our products follows varying weather patterns and seasons. As a result, we may experience regional and seasonal fluctuations in our animal health segment.

We continue to build our companion animal business. In October 2025, we launched Restoris®, a new canine dental device, and in fiscal year 2026, our Rejensa® joint care supplement continued to gain market traction.

Animal Health net sales by product group and regions were:

	Product Groups			Change				Percentage of total
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025 / 2024		2026	2025	2024

		($ in millions)
MFAs and other	$811	$646	$421	$164	25%	$225	54%	70%	67%	60%
Nutritional specialties	195	179	165	16	9%	15	9%	17%	19%	23%
Vaccines	156	137	121	19	14%	16	13%	13%	14%	17%
Animal Health	$1,162	$963	$706	$199	21%	$256	36%

	Regions(1)			Change				Percentage of total
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025 / 2024		2026	2025	2024

		($ in millions)
United States	$530	$425	$287	$105	25%	$138	48%	46%	44%	41%
Latin America and Canada	336	290	238	46	16%	52	22%	29%	30%	34%
Europe, Middle East and Africa	186	158	119	28	18%	39	33%	16%	16%	17%
Asia Pacific	110	90	62	20	22%	28	45%	9%	9%	9%
Total	$1,162	$963	$706	$199	21%	$256	36%
(1)	Net sales by region are based on country of destination.

Certain amounts and percentages may reflect rounding adjustments.

MFAs and Other

Our MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Our MFAs and other products primarily consist of the production and sale of antibacterials (including Stafac®, Terramycin®, Neo-Terramycin® and Mecadox®) and anticoccidials (including Nicarb®, Aviax®, Aviax Plus®, Coxistac® and amprolium). The acquired product portfolio from Zoetis expanded the range of antibacterial solutions, which now includes Aureomycin®, LincoSpectin®, and BMD® and added anticoccidial products to our portfolio, including Avatec®, Bovatec®, Cygro® , Gromax®, Deccox®/Avi-Deccox®, Zoamix® and Robenz®. Antibacterials inhibit the growth of pathogenic bacteria that cause infections in animals, while anticoccidials inhibit growth of coccidia (parasites) that damage the intestinal tract of animals. The “MFAs and other products” product group also includes antibacterial products and other processing aids used in the ethanol fermentation industry.

Approximately 39% of our MFAs and other sales in fiscal year 2026 were to the poultry industry, with sales to beef and dairy cattle, swine and other customers accounting for the remainder. We market our MFAs and other products in all regions where we do business.

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

Vaccines

Our vaccine products are primarily focused on preventing diseases in poultry, beef and dairy cattle, swine, and aquaculture. We market our vaccine products to protect animals from either viral or bacterial disease challenges in all regions in which we operate.

We have developed and market approximately 50 product lines for the prevention of diseases in poultry, including vaccines to protect against Infectious Bronchitis, Infectious Bursal Disease, Newcastle Disease, Reovirus, Salmonella and Coryza.

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

We have developed TAbic®, an innovative and proprietary delivery platform for vaccines. TAbic is a patented technology for formulation and delivery of vaccine antigens in effervescent tablets, packaged in sealed aluminum blister packages. The technology replaces the glass bottles that are in common use today and offers significant sustainability advantages including reduced storage requirements, customer handling and disposal. Several of our vaccine products are available in the patented TAbic format.

We also focus on innovation to produce new antigens or new presentations of antigens and have developed new vaccines and related technologies, such as:

●	TAbic® IBVAR206, a live attenuated virus vaccine for Infectious Bronchitis developed from a unique genotype 2 variant strain;
●	MB-1®, a live attenuated vaccine for Infectious Bursal disease, developed from the M.B. strain, adapted for in-ovo or subcutaneous injection at the hatchery;
●	The inactivated subunit Infectious Bursal Disease Virus;
●	Salmin Plus®, the first multi-variant inactivated vaccine containing Salmonella Enteritis, Salmonella Typhimurium and Salmonella Infantis; and
●	EASE® (Enhanced Antigen Surface Expression), a new bacterial growth procedure to improve the performance of our autogenous vaccines.

Ongoing investment in our vaccine production facility in Sligo, Ireland is enabling expanded capacity and machinery upgrades to support poultry vaccine manufacturing. Over the past two years, sales volume has increased as we secured new product registrations in Turkey, Pakistan and across key markets in the Middle East. We are continuing the product registration process in additional countries to obtain the necessary regulatory approvals for broader market access.

In fiscal year 2024, we expanded our U.S. autogenous vaccine and adjuvant production capacity in Omaha, Nebraska and in fiscal year 2023, we completed construction of a new vaccine production facility in Guarulhos, Brazil and are marketing autogenous vaccines that combat disease in swine, poultry and aquaculture for the Brazilian market.

Mineral Nutrition

Our Mineral Nutrition business manufactures and markets approximately 380 formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their animals’ diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, beef and dairy cattle and swine. Volume growth in the mineral nutrition sector is primarily driven by livestock production and customer inventory levels, while pricing is largely based on costs of the underlying commodity metals. Demand for our mineral nutrition products can vary due to changes in customer buying patterns, seasonal variability and weather conditions in a particular region, which may cause animal feed consumption to fluctuate.

Performance Products

Our Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries, predominantly in the United States.

Our Products

Animal Health

MFAs and Other

Our MFAs and other products primarily consist of the production and sale of antibacterials (Stafac®, Terramycin®, Neo-Terramycin®, Mecadox®, Aureomycin®, LincoSpectin®, and BMD®) and anticoccidials (Nicarb®, Aviax®, Aviax Plus®, Coxistac®, amprolium, Avatec®, Bovatec®, Cygro® , Gromax®, Deccox®/Avi-Deccox®, Zoamix® and Robenz®). We sell our MFAs and other products in all regions where we do business.

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

Antibacterials are biological or chemical products used in the animal health industry to treat or to prevent bacterial diseases, thereby promoting animal health, resulting in more efficient livestock production. Several factors contribute to limit the efficiency, weight gain and feed conversions of livestock production, including stress, poor nutrition, environmental and management challenges and disease. Antibacterials help prevent, control and treat disease in livestock, which can also lead to improved overall health of the animals, improved rate of weight gain and more efficient feed conversion. Our antibacterial products include:

●	Virginiamycin. Virginiamycin is an antibacterial marketed under the brand names Stafac® to poultry, cattle and swine producers, Eskalin® to dairy cows and beef cattle producers and V-Max® for beef cattle producers. Virginiamycin is used primarily to prevent necrotic enteritis in chickens, treat and control swine dysentery and aid in the prevention or reduce the incidence of rumen acidosis and liver abscesses in cattle. Our experience in the development and production of virginiamycin has enabled us to develop significant intellectual property through trade secret know-how, which has helped protect against competition from generics. We are the sole worldwide manufacturer and marketer of virginiamycin. See “Compliance with Government Regulation — Brazil” for information regarding a new regulatory framework that will change the manner in which virginiamycin can be sold and used in Brazil.
●	Carbadox. We market carbadox under the brand name Mecadox® for use in swine feeds to control swine salmonellosis and swine dysentery and, as a result, improve animal health and production efficiencies. Mecadox® is sold primarily in the United States to feed companies and large integrated swine producers.
●	Oxytetracycline and Neomycin. Terramycin® utilizes the active ingredient oxytetracycline and Neo-Terramycin® combines the active ingredients neomycin and oxytetracycline to prevent, control and treat a wide range of diseases in chickens, turkeys, cattle, swine and aquaculture. We sell Terramycin and Neo-Terramycin products primarily to livestock and aquaculture producers, feed companies and distributors.

●	Bacitracin methylenedisalicylate (BMD®). BMD® delivers targeted, effective control of Clostridium perfringens, helping poultry and swine producers manage necrotic enteritis, support intestinal health, and protect performance.

●	Chlortetracycline (Aureomycin® ). Aureomycin® delivers reliable, broad-spectrum control of gut and respiratory pathogens to promote health, and support production efficiency in cattle, swine and poultry operations.

●	Lincomycin + Spectinomycin (LincoSpectin®). LincoSpectin® provides, broad-spectrum antibacterial protection to help poultry and swine recover from early stage respiratory and enteric infections supporting flock health, welfare, and performance.

Anticoccidials are produced through fermentation or chemical synthesis and are primarily used to prevent and control coccidiosis in poultry and cattle, thereby promoting intestinal health, resulting in healthier animals. Coccidiosis is a disease of the digestive tract that has considerable health consequences to livestock and, as a result, is of great concern to livestock producers. We sell our anticoccidials primarily to integrated poultry producers and feed companies and to international animal health companies. Our anticoccidial products include:

●	Nicarbazin. We produce and market nicarbazin, a broad-spectrum anticoccidial used for coccidiosis prevention in poultry. We market nicarbazin under the trademarks Nicarb® and Nicarmix® and as an active pharmaceutical ingredient.
●	Amprolium. We produce and market amprolium primarily as an active pharmaceutical ingredient.
●	Salinomycin and Semduramicin. We produce and market Coxistac®, Aviax®/Aviax Plus®/Avi-Carb® and Posistac®, which are in a class of compounds known as ionophores, to combat coccidiosis in poultry and increase feed efficiency in swine.
●	Lasalocid. We produce and market lasalocid under two trademarks: Avatec® for poultry and Bovatec® for cattle. Lasalocid is the only divalent ionophore. It delivers consistent coccidiosis control due to its unique mode of action, high efficacy, and favorable safety profile.

●	Maduramicin. We produce and market maduramicin under the trademark Cygro®. We also produce a maduramicin plus nicarbazin combo under the trademark Gromax® in international markets.
●	Decoquinate. We produce and market decoquinate under the trademark Deccox® and Avi-Deccox® in poultry and cattle.
●	Robenidine. We market robenidine under the trademarks Cycostat® and Robenz®.
●	Zoalene. We market zoalene under the trademark Zoamix® in the U.S. market.

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

Sales and Marketing

Our sales organization includes sales, marketing and technical support employees. In markets where we do not have a direct commercial presence, we generally contract with distributors that provide logistics and sales and marketing support for our products. Together, our Animal Health and Mineral Nutrition businesses have an internal sales, marketing and technical support organization and external distributors who market our portfolio of approximately 725 product lines to livestock producers, veterinarians, nutritionists, animal feed companies and distributors in approximately 90 countries.

In markets where we have a direct commercial presence, we sell our animal health and mineral nutrition products through our local sales offices, either directly to integrated poultry, beef and dairy cattle and swine producers or through commercial animal feed manufacturers, wholesalers and distributors. Our sales representatives visit our customers, including livestock producers, veterinarians, nutritionists, animal feed companies and distributors, to inform, promote and sell our products and services. In direct service markets, our technical operations specialists provide scientific consulting focused on disease management and herd management, and training and education on diverse topics, including responsible product use.

We sell our Performance Products through our local sales offices to the personal care, industrial chemical and chemical catalyst industries. We market these products predominately in the United States.

Customers

We have approximately 4,800 customers, of which approximately 4,600 customers are served by our Animal Health and Mineral Nutrition businesses. We consider a diverse set of livestock producers, including poultry and swine operations and beef and dairy cattle farmers, to be the primary customers of our livestock products. We sell our animal health and mineral nutrition products directly to livestock and aquaculture producers and to distributors that typically re-sell the products to livestock producers. We sell our companion animal product using a distributor calling on veterinary clinics. We do not consider the business to be dependent on a single customer or a few customers, and we believe the loss of any one customer would not have a material adverse effect on our results.

We typically sell pursuant to purchase orders from customers and generally do not enter into long-term delivery contracts.

Product Registrations, Patents and Trademarks

We own certain product registrations, patents, trade names and trademarks, and use know-how, trade secrets, formulae and manufacturing techniques, which assist in maintaining the competitive positions of certain of our products. We believe that technology is an important component of our competitive position, and it provides us with low-cost positions enabling us to produce high quality products. Patents protect some of our technology, but a significant portion of our competitive advantage is based on know-how built up over many years of commercial operation, which is protected as trade secrets. We own, or have exclusive rights to use under license, approximately 290 patents or pending applications in more than 40 countries, but we believe that no single patent is of material importance to our business and, accordingly, that the expiration or termination thereof would not materially affect our business.

We market our animal health products under hundreds of governmental product registrations approving many of our products with respect to animal drug safety and efficacy. The use of many of our medicated products is regulated by authorities that are specific to each country, e.g., the FDA in the United States, Health Canada in Canada and European Food Safety Authority (“EFSA”) and the European Medicines Agency (“EMA”) in Europe. Medicated product registrations and requirements are country- and product-specific for each country in which they are sold. We continuously monitor, maintain and update the appropriate registration files pertaining to such regulations and approvals. In certain countries where we work with a third-party distributor, local regulatory requirements may require registration in the name of such distributor. As of June 30, 2026, we had approximately 1,465 Animal Health product registrations globally, including approximately 800 MFA registrations, 330 vaccine registrations (including autogenous vaccines) and 335 registrations for nutritional specialty products.

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

We seek to file and maintain trademark registrations around the world based on commercial activities in most regions where we have, or desire to have, a business presence for a particular product or service. We currently maintain, or have rights to use under license, approximately 4,300 trademark registrations or pending applications globally, identifying goods and services related to our business.

Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as non-disclosure agreements, to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, as appropriate.

Compliance with Government Regulation

Many of our animal health and mineral nutrition products require licensing by a governmental agency before marketing. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function is our key interface with the relevant authorities and is responsible for applying for and obtaining the necessary registrations and approvals, extending them if appropriate (e.g., developing claims in additional species), and updating (e.g., changes to shelf-life or manufacturing site) and monitoring safety and efficacy through our pharmacovigilance system. It also engages in dialogue with various global agencies regarding their policies that relate to animal health products. For products that are currently subject to formal licensing by government agencies, our business relies on the ongoing approval and/or periodic re-approval of those licenses. Failure to maintain and, where applicable, renew those licenses for any reason including, but not limited to, changing regulations, more stringent technical, legal or regulatory requirements, pharmacovigilance standards, or failure of the company or its agents to make timely, complete or accurate submissions, could result in suspension or loss of the company’s rights to market its products in one or more countries.

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

The FDA regulates foods intended for human consumption and, through the Center for Veterinary Medicine (“CVM”), regulates the manufacture and distribution of animal drugs marketed in the U.S., including those administered to animals from which human foods are derived. All manufacturers of animal health pharmaceuticals marketed in the United States must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug, and Cosmetic Act. To protect the food and drug supply, the FDA develops technical standards for human and animal drug safety, effectiveness, labeling and Good Manufacturing Practice. The CVM evaluates data necessary to support approvals of veterinary drugs. Drug sponsors are required to file reports of certain product quality defects and adverse events in accordance with agency requirements.

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

The FDA may deny an NADA or ANADA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurances that FDA approval of any NADA or ANADA will be granted on a timely basis, or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NADA or ANADA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to FDA’s current Good Manufacturing Practice (“cGMP”) regulations. A manufacturing facility is periodically inspected by the FDA for determination of compliance with cGMP after an initial pre-approval inspection. Certain subsequent manufacturing changes must be approved by the FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure compliance. The process of seeking FDA approvals can be costly, time-consuming and subject to unanticipated and significant delays. There can be no assurance that such approvals will be granted on a timely basis, or at all. Any delay in obtaining or any failure to obtain FDA or foreign government approvals, or the suspension or revocation of such approvals, could adversely affect our ability to introduce and market our products and to generate revenue.

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

In classifying streptogramins in 2003 as a “medically important antimicrobial” (“MIA”) on the CVM’s Guidance for Industry (“GFI”) 152 list, a guidance document for evaluating the microbial safety of antimicrobial new animal drugs on food for human consumption, the FDA’s stated concern was the potential impact on use of Synercid for treating VREf in humans. In 2010, the U.S. label for Synercid was changed and the VREf indication was removed. The FDA determined that data submitted by the sponsor of Synercid failed to verify clinical benefit of the product for the treatment of VREf infections in humans. We requested that the FDA remove the streptogramin class of antimicrobials from GFI 152 to reflect that they are not “medically important” for human therapy, however, the FDA declined our request. The FDA finalized its review of GFI 152 in August 2026. No antimicrobial class was categorized to be of lower importance than in the prior draft version. The classification of the streptogramin class was retained at “highly important.” The final Guidance also includes a new category titled “Not Medically Important.” This category now includes the following classes of antimicrobial marketed by the Company: polypeptides (bacitracin), Ionophores (laidlomycin, lasalocid, maduramicin, monensin, salinomycin, semduramicin) and quinoxalines (carbadox).

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

In September 2023, CVM published a draft guidance, GFI # 273 titled “Defining Durations of Use for Approved Medically Important Antimicrobial Drugs Fed to Food-Producing Animals” (“FDA Guidance 273”), which was subsequently finalized and published in February 2026. The FDA’s stated objective in issuing this guidance was to provide specific recommendations to animal drug sponsors on how to revise the product use conditions (e.g., dosage regimen, instructions for use) of affected products to better target when and for how long a drug may be used to effectively treat, control, or prevent the disease(s) for which the product is indicated. Such revisions are intended to provide for the continued effective use of these products while minimizing the extent of antimicrobial drug exposure, thereby supporting efforts to mitigate the development of antimicrobial resistance. The framework in this guidance outlines the voluntary changes on the part of companies such as Phibro to establish defined durations of use for all medically important antimicrobial animal drugs administered in the feed or drinking water. Implementation of this guidance may result in shorter durations of use for Phibro products compared to how the products are used today.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2026 were approximately $21 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

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

In 2018, the MAPA, published an ordinance to ban the use of antimicrobials used at sub-therapeutic levels for growth promotion and feed efficiency in animal feed in response to international pressure and scientific concerns about the potential risks of antimicrobial resistance. The Company’s virginiamycin product is currently registered and used for growth promotion in cattle, broilers, layers and swine in Brazil. The Company and key stakeholders (including trade associations) requested that MAPA allow sponsors time to shift from growth promotion claims to therapeutic claims. In 2022 and more recently in 2025, additional MAPA public consultations were held to discuss the prohibition on the use of antimicrobials as growth promoters. These discussions affect the Company’s virginiamycin product in Brazil, which is the only remaining key livestock production market where virginiamycin does not yet have therapeutic indications. On April 27, 2026, MAPA published an ordinance prohibiting the importation, manufacture and marketing of antimicrobial feed additives classified as important in human or veterinary medicine, including virginiamycin and bacitracin, for performance enhancement. There will be a transition period of 180 days from the date of the ordinance, during which time companies and customers may continue to use and sell the products under their current labels. The Company has been actively conducting studies to address MAPA’s requirements to obtain therapeutic indications for virginiamycin. These registrations are in the final stages of review and approval by MAPA. Phibro’s bacitracin product already carries therapeutic claims in Brazil. Sales of virginiamycin in Brazil were approximately $27 million for the year ended June 30, 2026.

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

Competition

We are engaged in highly competitive industries and, with respect to all our major products, face competition from a substantial and continually evolving number of global and regional competitors. Some competitors have greater financial, R&D, manufacturing and other resources than we have. Our competitive position is based principally on our product registrations, customer service and support, breadth of product line, product quality, manufacturing technology, facility locations and product prices, which help us provide customized solutions to meet our customers’ unique animal health challenges. We face competition in every market in which we participate. Many of our products face competition from products that may be used as an alternative or substitute.

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

Products Aligned with Need for Increased Protein Production

Increased scarcity of natural resources is increasing the need for efficient production of food animals such as poultry, cattle and swine. Our animal health products, including our MFAs, vaccines and nutritional specialty products, help prevent and manage disease outbreaks and enhance nutrition to help support natural defenses against diseases. These products are often critical to our customers’ efficient production of healthy animals. Our leading MFAs product franchise, Stafac®/V-Max®/Eskalin®, is approved for use in poultry, cattle and swine. In October 2024, we acquired Zoetis’ MFA business, which expanded our offering with several highly-complimentary leading products including Avatec®, Bovatec®, Aureomycin®, Deccox®, and Lincomycin®. Our expanded MFA portfolio allows us to provide more product choices to our customers in approximately 90 countries. Our nutritional specialty product offerings such as OmniGen-AF and Animate are used increasingly in the global dairy industry, and Magni-Phi®, Ephicax®, and MicroLife® Prime are rapidly becoming important products for poultry producers. Our vaccine products are effective against critical diseases in poultry, swine, and cattle. Among our global leading brands, TAbic® IBVAR206 further strengthens our poultry vaccine portfolio by addressing the Infectious Bronchitis GI-23 challenge, one of the fastest-growing viruses worldwide. TAbic® IBVAR206 supports in controlling this evolving disease through a vaccine solution aligned with field needs.

Global Presence with Existing Infrastructure in Key High-Growth Markets

We have an established direct presence in many important emerging markets, and we believe we are a leader in many of the emerging markets in which we operate. Our existing operations and established sales, marketing and distribution network in approximately 90 countries provide us with opportunities to take advantage of global growth opportunities. Outside of the United States, our global footprint reaches to key high growth regions (countries where the livestock production growth rate is expected to be higher than the average growth rate) including Brazil and other countries in South America, Asia, Europe and Middle East. Our operations in countries outside of the United States contributed approximately 54% of our Animal Health net sales for the year ended June 30, 2026.

Leading Positions in High Growth Sub-sectors of the Animal Health Market

We are a global leader in the development, manufacturing and commercialization of MFAs and nutritional specialty products for the animal health market. We believe we are well-positioned in key livestock production species markets, including poultry, beef, dairy and swine. We believe we are the second-largest company (based on sales) in the global MFA market.

Diversified and Complementary Product Portfolio with Strong Brand Name Recognition

We market products across the five largest livestock protein segments (poultry, beef, dairy cattle, swine and aquaculture) and in the major product categories (MFAs, vaccines and nutritional specialty products). We believe our diversity of species, product categories and geographic presence enhances our sales mix and lowers our sales concentration risk. The complementary nature of our Animal Health and Mineral Nutrition portfolio provides us with unique cross-selling opportunities that can be used to gain access to new customers or deepen our relationships with existing customers. We believe we have earned a strong reputation for high-quality, proven products, trust and service that is as an industry standard amongst our customers who value our ability to partner with them by providing customized solutions to meet their animal health challenges.

Experienced Sales Force and Technical Support Staff with Strong, Consultative Customer Relationships

Within our Animal Health and Mineral Nutrition segments, utilizing both our sales, marketing and technical support organization of approximately 455 employees and a broad distribution network, we market our portfolio of more than 725 product lines to livestock producers and veterinarians in approximately 90 countries. We interact with customers at both their corporate and operating level, which we believe allows us to develop an in-depth understanding of their needs. Our technical support and research personnel are also important contributors to our overall sales effort. These professionals interface directly with our key customers to provide practical solutions to derive optimum benefits from our products.

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

Human Capital

As of June 30, 2026, we had approximately 2,605 employees in 75 locations spanning 37 countries. Certain of our Brazilian employees are covered by multi-employer regional industry-specific unions. Certain of our Israeli and United States employees are covered by site-specific collective bargaining agreements. Certain employees globally are covered by individual employment agreements.

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

Achievement of business objectives and the fulfillment of individual career aspirations are reinforced by our competitive compensation and benefit programs, comprehensive learning and development programs, health and safety programs that promote and safeguard employees’ well-being, and work environments that are conducive to the successful application of skills and knowledge. In addition to traditional professional development, we offer a robust, cloud-based online training curriculum from one of the leading providers of development material for learning-focused organizations, as well as numerous programs focused on building management skills, and enhancing behavioral skills.

Employee safety is paramount. We have implemented our Road to Zero initiative, which utilizes teaming concepts to elevate employee involvement in project-based improvement activities. Participation drives a strong culture of safety and quality. Road to Zero provides a formal system for engagement, shared responsibility, leadership opportunities, meaningful contributions and accountability. We have taken and will continue to take the necessary daily precautions as recommended by local government authorities to keep our employees safe.

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

We manufacture active pharmaceutical ingredients for certain of our antibacterial and anticoccidial products in Guarulhos and Braganca Paulista, Brazil; Chicago Heights, Illinois (“Chicago Heights”), Eagle Grove, Iowa, and Salisbury, Maryland; Medolla, Italy; and Suzhou, China. We manufacture active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products in Neot Hovav, Israel and Willow Island, West Virginia. We produce vaccines in Beit Shemesh, Israel; Sligo, Ireland; Omaha, Nebraska; and Guarulhos, Brazil. We produce adjuvants in Omaha, Nebraska. We produce pharmaceuticals, disinfectants and other animal health products in Petach Tikva, Israel. We produce certain of our nutritional specialty products in Quincy and Chillicothe, Illinois and Sarasota, Florida. We produce certain of our mineral nutrition products in Quincy, Illinois and Omaha, Nebraska.

In August 2026, management decided to close the Company’s Chicago Heights manufacturing facility as part of a strategic consolidation of our plant network. Production shutdown is expected in the summer of 2027. The manufacturing of products made at this facility will be relocated to our other manufacturing facilities as well as third party contract manufacturers. We are currently evaluating the impact of the closure and cannot reasonably estimate all financial impacts at this time.

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

We must also comply with the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and comparable state laws regulating the treatment, storage, disposal, remediation and transportation of solid and hazardous wastes. These laws impose management requirements on generators and transporters of such wastes and on the owners and operators of treatment, storage and disposal facilities. As current or historic recyclers of chemical waste, certain of our subsidiaries have been, and are likely to be, the focus of extensive compliance reviews by environmental regulatory authorities under RCRA. Our subsidiary, Phibro-Tech, which operates under a RCRA permit, was granted a RCRA permit renewal in February 2025 that was immediately appealed by an environmental justice group. In accordance with state law, the entire permit is stayed while it is under appeal. The appeals are currently under the review of the California Board of Environmental Safety. Pending the resolution of the appeals, the facility continues to operate under its current permit.

Phibro-Tech has updated its permit application on several occasions, and the Department of Toxic Substances Control has approved a number of permit modifications to the existing permit. In addition, because we have closed several facilities that had been the subject of RCRA permits, we or our subsidiaries have been and will be required to investigate and remediate certain environmental contamination conditions at these closed plant sites within the requirements of RCRA corrective action programs.

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

Air Emissions.   Our operations are subject to the U.S. Clean Air Act (the “CAA”) and comparable U.S. state and foreign statutes and regulations, which regulate emissions of various air pollutants and contaminants. Certain of the CAA’s regulatory programs are the subject of ongoing review and/or are subject to ongoing litigation, such as the rules establishing new Maximum Achievable Control Technology for industrial boilers; significant expenditures may be required to meet current and emerging air quality standards. Regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other air quality regulations. States may choose to set more stringent air emissions rules than those in the CAA. State, national and international authorities have also issued requirements focusing on greenhouse gas reductions. In the United States, the EPA has promulgated federal greenhouse gas regulations under the CAA affecting certain sources. In addition, a number of state, local and regional greenhouse gas initiatives are also being developed or are already in place. In Israel and Brazil, implementation of the Kyoto Protocol requirements regarding greenhouse gas emission reductions consist of energy efficiency regulations, carbon dioxide emissions allowances trading and renewable energy requirements.

Capital Expenditures

We have incurred and expect to continue to incur costs to maintain compliance with environmental, health and safety laws and regulations. Our capital expenditures relating to environmental, health and safety regulations were $5.8 million for the fiscal year ended June 30, 2026. See “Business — Environmental, Health and Safety Regulations” for further descriptions.

Contamination and Hazardous Substance Risks

Investigation, Remediation and Monitoring Activities.   Certain of PAHC’s subsidiaries that are currently or were historically engaged in recycling and other activities involving hazardous materials have been required to perform site investigations at their active, closed and former facilities and neighboring properties. Contamination of soil, groundwater and other environmental media was identified or was suspected at several of these locations. Required corrective actions have been taken at these locations. RCRA and other applicable statutes and regulations require the development of closure and post-closure plans for these facilities and in the event of a facility closure, we must obtain a permit that sets forth a closure plan for investigation, remediation and monitoring and may also require post-closure monitoring and maintenance for up to 30 years. We believe we are in material compliance with these requirements and maintain adequate contingent loss accruals at these locations.

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

Environmental Accruals and Financial Assurance.   We have established environmental accruals to cover known remediation and monitoring costs at certain of our current and former facilities. Our accruals for environmental liabilities are recorded by calculating our best estimate of probable and reasonably estimable future costs using current information that is available at the time of the accrual. Our accruals for environmental liabilities totaled $4.3 million as of June 30, 2026 and 2025.

In certain instances, regulatory authorities have required us to provide financial assurance for estimated costs of remediation, corrective action, monitoring and closure and post-closure plans. Our subsidiaries, in most instances, have chosen to provide the required financial assurance by means of surety bonds or letters of credit issued pursuant to our revolving credit facility. As of June 30, 2026, surety bonds and letters of credit provided $14.8 million of financial assurance.

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

Risk Factors

You should carefully consider all of the information set forth in this Annual Report on Form 10-K, including the following risk factors, before deciding to invest in our Class A common stock. If any of the following risks occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. In any such case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See also “Forward-Looking Statements and Risk Factors Summary.”

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

Our business depends heavily on a healthy and growing livestock industry. Some in the public perceive risks to human health related to the consumption of food derived from animals that utilize certain of our products, including certain of our MFA products. In particular, there is increased focus in the United States, the E.U., China and other countries on the use of antimicrobials in the livestock industry. In the United States, this focus is primarily on the use of medically important antimicrobials (“MIAs”), as defined by the FDA and which include classes that are prescribed in animal and human health and are listed in the Appendix of the FDA-CVM Guidance for Industry (GFI) 152. Our products that contain virginiamycin, oxytetracycline, neomycin, streptomycin, tiamulin, chlortetracycline, or sulfamethazine are classified by the FDA as MIAs and are included in the GFI 152 list. The FDA announced its intention to further review the GFI 152 list and to review labeling directions of products on the GFI 152 list, which may lead to increased restrictions on the use of these products. In addition to the United States, the WHO, the E.U., Australia and Canada have promulgated rating lists for antimicrobials that are used in veterinary medicine and that include certain of our products. The classification of our products as MIAs or similar listings may lead to a decline in the demand for and production of food products derived from animals that utilize our products and, in turn, demand for our products. Rules or regulations adopted by any territory that restrict the use of our products, especially our antibacterial products, which require animals or animal origin products imported into that territory to be produced under the same conditions as are required within the territory could result in a reduction or elimination of the use of our products in countries that export animals or animal origin products to such territories. Livestock producers may experience decreased demand for their products or reputational harm as a result of evolving consumer views of nutrition and health-related concerns, animal rights and other concerns. Any reputational harm to the livestock industry may also extend to companies in related industries, including us. In addition, campaigns by interest groups, activists and others with respect to perceived risks associated with the use of our products in animals, including position statements by livestock producers and their customers based on non-use of certain medicated products in livestock production, whether or not scientifically supported, could affect public perceptions and reduce the use of our products. Those adverse consumer views related to the use of one or more of our products in animals could have a material adverse effect on our financial condition and results of operations.

Restrictions on the use of antibacterials in food-producing animals may become more prevalent, including limitation of use related to implementation and compliance with FDA Guidance 273 and similar initiatives, in other larger production markets globally.

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

Effective January 1, 2017, we voluntarily removed non-therapeutic claims from several of our antibacterial products sold in the United States, in order to align with the FDA’s GFI 209 and GFI 213. The FDA objective, as described in GFI 209 and GFI 213, was to eliminate the production (non-therapeutic) uses of MIAs administered in feed or water to food producing animals while providing for the continued use of MIAs in food-producing animals for treatment, control and prevention of disease (“therapeutic” use) under the supervision of a veterinarian. The FDA indicated that it took this action to help preserve the efficacy of MIAs to treat infections in humans.

In September 2023, CVM published a draft guidance, GFI # 273 titled “Defining Durations of Use for Approved Medically Important Antimicrobial Drugs Fed to Food-Producing Animals.” This guidance was finalized and published in February 2026. The FDA’s stated objective in issuing this guidance was to provide specific recommendations to animal drug sponsors on how to revise the product use conditions (e.g., dosage regimen, instructions for use) of affected products to better target when and for how long a drug may be used to effectively treat, control, or prevent the disease(s) for which the product is indicated. Such revisions are intended to provide for the continued effective use of these products while minimizing the extent of antimicrobial drug exposure, thereby supporting efforts to mitigate the development of antimicrobial resistance. The framework in this guidance outlines the voluntary changes on the part of companies such as Phibro to have all medically important antimicrobial animal drugs administered in the feed or drinking water have defined durations of use. Implementation of this guidance may result in shorter durations of use for Phibro products compared to how the products are used today.

Our global sales of antibacterials, anticoccidials and other products, including our Mecadox product, were $811 million, $646 million and $421 million for the years ended June 30, 2026, 2025 and 2024, respectively. We cannot predict whether concerns regarding the use of antibacterials will result in additional restrictions, expanded regulations or consumer preferences to discontinue or reduce use of antibacterials in food-producing animals, which could materially adversely affect our operating results and financial condition.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2026 were approximately $21 million.

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

Our medicated products business is comprised of a relatively small number of compounds and accounted for approximately 54% and 50% of net sales for the years ended June 30, 2026 and 2025, respectively. The significant loss of antibacterial or other related product sales for any reason, including product bans or restrictions, public perception, competition or any of the other risks related to such products as described in this Annual Report on Form 10-K, could have a material adverse effect on our business.

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

Pandemics like COVID-19 and similar outbreaks could lead to decreased demand for protein, which may lead to end users of our products reducing their herd or flock sizes. In addition, demand for protein could be reduced because consumers may associate human health fears related to such outbreaks with animal diseases, food, food production or food animals, whether or not it is scientifically valid. Reductions in demand for animal protein resulting from these factors could in turn affect the demand for our products in a manner that has a significant adverse effect on our financial condition and results of operations.

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

We make a majority of our sales to integrated poultry, beef and dairy cattle and swine operations and to a number of regional and national feed companies, distributors, co-ops and blenders. Food animal producers, particularly, swine and poultry producers, and our distributors have seen recent consolidation in their industries. Significant consolidation of our customers and distributors may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups potentially could enable such groups to attempt to extract price discounts on our products. Moreover, if, as a result of increased leverage, customers require us to reduce our pricing such that our gross margins are diminished, we could decide not to sell our products to a particular customer, which could result in a decrease in our revenues. Consolidation among our customer base may also lead to reduced demand for our products and replacement of our products by the combined entity with those of our competitors. The result of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to risk based on customer exposure to rising costs and reduced customer income.

Livestock producers may experience increased feed, fuel, transportation and other key costs or may experience decreased animal protein prices or sales, inflationary pressures as a result of interest rate increases or otherwise and including as a result of the uncertainties and potential economic downturn relating to pandemics or similar public health crises, or relating to armed conflicts, including armed conflicts in the Middle East and between Russia and Ukraine. International sanctions, trade disputes and tariffs could reduce demand for our customers’ products. These trends could cause deterioration in the financial condition of our livestock producer customers, potentially inhibiting their ability to purchase our products or pay us for products delivered. Our livestock producer customers may offset rising costs by reducing spending on our products, including by switching to lower-cost alternatives to our products.

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

While the selling prices of our products tend to increase or decrease over time with the cost of raw materials, such changes may not occur simultaneously or to the same degree. The costs of certain of our significant raw materials are subject to considerable volatility, and we generally do not engage in activities to hedge the costs of our raw materials and our third-party contract manufacturers may demand price increases related to increases in the costs of raw materials. In addition, we may be subject to new or increased tariffs on imported raw materials with limited ability to pass those increased costs through to our customers. Although no single raw material accounted for more than 5% of our cost of goods sold for the year ended June 30, 2026, volatility in raw material costs can result in significant fluctuations in our cost of goods sold of the affected products. The costs of raw materials used by our Mineral Nutrition business are particularly subject to fluctuations in global commodities markets and cost changes in the underlying commodities markets typically lead directly to a corresponding change in our revenues. Although we attempt to adjust the prices of our products to reflect significant changes in raw material costs, we may not be able to pass any increases in raw material costs through to our customers in the form of price increases. Significant increases in the costs of raw materials, if not offset by product price increases, could have a material adverse effect on our financial condition and results of operations. The supply of certain of our raw materials is dependent on third party suppliers. There is no guarantee that supply shortages or disruptions of such raw materials will not occur and the likelihood of such supply shortages and disruptions has been, and may continue to be, increased due to global supply chain disruptions, including those caused by health crises, and the ongoing conflicts in the Middle East and between Russia and Ukraine. In addition, if any one of these third parties discontinues its supply to us, or an adverse event occurs at one of their facilities, the interruption in the supply of these materials could decrease sales of our affected products. In the event that we cannot procure necessary major raw materials from other suppliers, the occurrence of any of these may have an adverse impact on our business.

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

Our international operations could be limited or disrupted by any of the following:

●	volatility in the international financial markets;
●	compliance with governmental controls;
●	difficulties enforcing contractual and intellectual property rights;
●	compliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations;
●	compliance with foreign labor laws;
●	compliance with Environmental Laws;
●	burdens to comply with multiple and potentially conflicting foreign laws and regulations, including those relating to EHS requirements;
●	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our customers;
●	political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as the ongoing conflicts in the Middle East and between Russia and Ukraine;
●	trade restrictions, export controls and sanctions laws and restrictions on direct investments by foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury;
●	government limitations on foreign ownership;
●	government takeover or nationalization of businesses;
●	changes in tax laws and tariffs;
●	changes in the economic, business, competitive and regulatory environment, including changes in the value of foreign currencies relative to the U.S. dollar or high inflation;
●	imposition of anti-dumping and countervailing duties or other trade-related sanctions;

●	costs and difficulties and compliance risks in staffing, managing and monitoring international operations;
●	corruption risk inherent in business arrangements and regulatory contacts with foreign government entities;
●	longer payment cycles and increased exposure to counterparty risk; and
●	additional limitations on transferring personal information between countries or other restrictions on the processing of personal information.

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.

In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs, as well as restrictions and sanctions that may be imposed on one or more persons and/or jurisdictions in which we operate, including those arising from armed conflicts in the Middle East and between Russia and Ukraine. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation. In addition, variations in the pricing of our products in different jurisdictions may result in the unauthorized importation of our products between jurisdictions. While the impact of these factors is difficult to predict, any of them could materially adversely affect our financial condition and results of operations. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.

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

As of June 30, 2026, we had manufacturing and direct sales operations in 26 countries and sold our products in approximately 90 countries. Our operations outside the United States accounted for 47% and 49% of our consolidated assets as of June 30, 2026 and 2025, respectively, and 42% and 43% of our consolidated net sales for the years ended June 30, 2026 and 2025, respectively. Our foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty of, and governmental control over, commercial rights.

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

Our Israeli manufacturing facilities and local operations accounted for 18% and 16% of our consolidated assets, as of June 30, 2026 and 2025, and 16% and 17% of our consolidated net sales for the years ended June 30, 2026 and 2025, respectively. We maintain manufacturing facilities in Israel, which manufacture:

●	anticoccidials and antimicrobials, most of which are exported;
●	vaccines, a substantial portion of which are exported; and
●	animal health pharmaceuticals, nutritional specialty products and trace minerals for the domestic animal industry.

A substantial portion of this production is exported from Israel to major world markets. Accordingly, our Israeli operations are dependent on foreign markets and the ability to reach those markets. Hostilities between Israel and its neighbors, including the ongoing conflict in the Middle East may hinder Israel’s international trade. This, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations  —  Armed Conflicts  — Middle East Conflicts.”

Certain countries, companies and organizations continue to participate in a boycott of Israeli firms and other companies doing business in Israel or with Israeli companies. We do not believe that the boycott has had a material adverse effect on us, but we cannot provide assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on our operations or expansion of our business. Our business, financial condition and results of operations in Israel may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages and other political, social and economic developments in or affecting Israel, including as a result of the armed conflicts in the Middle East.

We have manufacturing facilities located in Brazil and a portion of our sales and earnings is attributable to products produced and operations conducted in Brazil.

Our Brazilian manufacturing facilities and local operations accounted for 12% and 10% of our consolidated assets, as of June 30, 2026 and 2025, and 12% and 13% of our consolidated net sales for the years ended June 30, 2026 and 2025. We maintain manufacturing facilities in Brazil, which manufacture virginiamycin, semduramicin, salinomycin and nicarbazin. Our Brazilian facilities also produce Stafac, Aviax, Aviax Plus, Coxistac, Nicarb, Kamoran®, and Terramycin granular formulations. A substantial portion of the production is exported from Brazil to major world markets. Accordingly, our Brazilian operations are dependent on foreign markets and the ability to reach those markets.

Our business, financial condition and results of operations in Brazil may be adversely affected by factors outside of our control, such as currency fluctuations, energy shortages, public health crises and other political, social and economic developments in or affecting Brazil. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Regulatory Developments.”

Certain of our employees are covered by collective bargaining or other labor agreements.

As of June 30, 2026, approximately 345 of our Israeli employees and 600 of our Brazilian employees were covered by collective bargaining agreements. We believe we have satisfactory relations with our employees. There can be no assurance that we will not experience a work stoppage or strike at our manufacturing facilities. A prolonged work stoppage or strike at any of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel may disrupt our business and adversely affect our financial results.

Our operations and future success are dependent on the continued efforts of our senior executive officers and other key personnel, including our Executive Chairman of our Board of Directors. Although we have entered into employment agreements with certain executives, we may not be able to retain all of our senior executive officers and key employees. These senior executive officers and other key employees may be hired by our competitors, some of which have considerably more financial resources than we do. The loss of the services of any of our senior executive officers or other key personnel, or the inability to hire and retain qualified employees, could have a material adverse effect on our business, financial condition and results of operations.

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

On October 31, 2024, we acquired Zoetis’s MFA product portfolio, certain water-soluble products and related assets (the “Acquisition”) at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired).

The combination of businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote, significant management attention and resources to fully integrate the business practices and operations of the acquired business. The ongoing integration process may disrupt our operations and, if implemented ineffectively, would impair the realization of the full expected benefits. The growth and the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.

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

Economic, business, political and financial disruptions from armed conflicts in the Middle East and between Russia and Ukraine and the imposition of sanctions and business disruptions as well as inflation, could also have a material adverse effect on our operating results, financial condition, and liquidity. Certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from customers. Customers may seek lower price alternatives to our products if they are negatively impacted by poor economic conditions. Furthermore, our exposure to credit and collectability risk and cybersecurity risk is higher in certain international markets and as a result of the crisis resulting from armed conflicts in the Middle East and between Russia and Ukraine, our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk and we have defensive measures in place to prevent and mitigate cyberattacks, there can be no assurance that such procedures and measures will effectively limit such risks and avoid losses.

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

Tariffs, trade protection measures or other modifications of foreign trade policy may harm our food animal product customers and adversely affect our product sales and business.

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

In addition to selling our products directly to customers, we also sell to distributors who, in turn, sell our products to third parties. Inventory levels at our distributors may increase or decrease as a result of various factors, including end customer demand, new customer contracts, the influence of competition, political and socio-economic climate, contractual obligations related to minimum inventory levels, changing perceptions, including those of alternative products, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, armed conflicts, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics and procedures and environmental factors beyond our control, including weather conditions or an outbreak of infectious disease or diseases carried by farm animals, such as African Swine fever, or other public health crises. These increases and decreases can lead to variations in our quarterly and annual revenues.

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

We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations under our indebtedness. Restrictions imposed by our outstanding indebtedness, including the restrictions contained in our Amended 2024 Credit Agreement, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

As of June 30, 2026, we had outstanding indebtedness (reflecting the principal amounts) of $621.9 million in term loans, $116.0 million of outstanding borrowings under our revolving credit facility, and $2.1 million of outstanding letters of credit. Subject to restrictions in our Amended 2024 Credit Agreement (as defined below), we may incur significant additional indebtedness. If we and our subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

Our substantial debt may have important consequences. For instance, it could:

●	make it more difficult for us to satisfy our financial obligations, including those relating to the Amended 2024 Credit Agreement;
●	require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;
●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
●	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

The terms of the Amended 2024 Credit Agreement contain certain covenants that limit our ability and that of our subsidiaries to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with the covenants in any of our debt instruments in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the impact of any public health crises, armed conflicts in the Middle East and between Russia and Ukraine, and the related economic downturn in the debt markets. In connection with the Acquisition and corresponding refinancing of our previous indebtedness through the 2024 Credit Agreement, our debt interest payments have increased substantially. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

We are a party to certain contractual arrangements that are subject to change of control provisions. In this context, “change of control” is generally defined as including (a) any person or group, other than Mr. Jack C. Bendheim and his family and affiliates (the current holders of approximately 90.3% of the combined voting power of all classes of our outstanding common stock), becoming the beneficial owner of more than 50% of the total voting power of our stock, and (b) a change in any twelve month period in the majority of the members of the Board that is not approved by Mr. Bendheim and/or his family and affiliates or by the majority of directors in office at the start of such period.

Mr. Bendheim and his family and affiliates may choose to dispose of part or all of their stakes in us and/or may cease to exercise the current level of control they have over the appointment and removal of members of our Board. Any such changes may trigger a “change of control” event that could result in us being forced to repay our outstanding borrowings under the Amended 2024 Credit Agreement or lead to the termination of a significant contract to which we are a party. If any such event occurs, this may negatively affect our financial condition and operating results. In addition, we may not have sufficient funds to finance repayment of any of such indebtedness upon any such “change in control.”

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

Under generally accepted accounting principles in the United States (“GAAP”), if we determine goodwill or identifiable intangible assets are impaired, we will be required to write down these assets and record a non-cash impairment charge. As of June 30, 2026, we had goodwill of $60.0 million and identifiable intangible assets, less accumulated amortization, of $30.1 million. Identifiable intangible assets consist primarily of developed technology rights and patents and customer relationships.

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

We may be exposed to information technology system failures, network disruptions and breaches in data security.

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

As of August 21, 2026, BFI Co., LLC (“BFI”) beneficially owns 56,152 shares of our Class A common stock and 19,496,034 shares of our Class B common stock, which together represent approximately 90.3% of the combined voting power of all classes of our outstanding common stock. As of August 21, 2026, our other stockholders collectively own interests representing approximately 9.7% of the combined voting power of all classes of our outstanding common stock. Because of our multiple class structure and the concentration of voting power with BFI, BFI will continue to be able to control all matters submitted to our stockholders for approval for so long as BFI holds common stock representing greater than 50% of the combined voting power of all classes of our outstanding common stock. BFI will therefore have significant influence over management and affairs and control the approval of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The armed conflicts in the Middle East and between Russia and Ukraine have contributed to significant volatility in stock and financial markets in the United States and globally. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

As of August 21, 2026, approximately 90.3% of the combined voting power of all classes of our outstanding common stock is held by BFI. As a result of its ownership, so long as it holds a majority of the combined voting power of all classes of our outstanding common stock, BFI will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Matters over which BFI, directly or indirectly, exercises control include:

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. In addition, subject to certain restrictions on converting Class B common stock into Class A common stock, all of our outstanding shares of Class B common stock may be converted into Class A common stock and sold in the public market by existing stockholders. As of August 21, 2026, we had 21,105,569 shares of Class A common stock and 19,496,034 shares of Class B common stock outstanding.

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

We have paid a quarterly dividend since September 2014 on our Class A and Class B common stock, and, on July 28, 2026, our Board of Directors declared a cash dividend of $0.12 per share on our Class A common stock and Class B common stock that is payable September 23, 2026 to stockholders of record at the close of business on September 2, 2026. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions and our ability to obtain funds from our subsidiaries to meet our obligations. Our Amended 2024 Credit Agreement permits us to pay distributions to stockholders out of available cash subject to certain annual limitations and so long as no default or event of default under the Amended 2024 Credit Agreement shall have occurred and be continuing at the time such distribution is declared. Realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As a leading and diversified global animal health and mineral nutrition company, we increasingly rely on information technology systems and infrastructure to support critical operations and manage our business effectively, including through the use of emerging technologies such as artificial intelligence. Our systems facilitate the handling and storage of electronic information such as customer, employee, and company data. For more information on these risks, see “Item 1A. Risk Factors — Risk Factors Relating to Our Business — We may be exposed to information technology system failures, network disruptions and breaches in data security.” These issues haven't materially affected our operations or financial performance. Still, we recognize that cyber threats are becoming more sophisticated and frequent, and we expect ongoing attempts to compromise our operations.

We use a range of tools and strategies to identify and reduce cybersecurity risks, including the use of threat intelligence to spot potential attackers, emerging threats, and new attack methods. These efforts extend to our external service providers that have access to our systems and data.

To maintain a secured information technology environment, we work with independent third parties to conduct regular penetration tests and cybersecurity risk assessments of our overall security setup.

Over the past year, we have made significant progress in improving our cybersecurity efforts. In partnership and with training from the Center for Cybersecurity, our security operations implemented managed detection and response services. Supported by constant monitoring and learning from both internal experience and external intelligence, these initiatives have us better prepared to detect and address cybersecurity threats.

We also maintain an ongoing cybersecurity awareness and training program that includes regular training sessions and simulated phishing exercises to encourage and promote safe user practices and reduce human-related risks.

To proactively address new risks associated with emerging technologies such as artificial intelligence, we’ve established management processes that include user education, clear guidelines, and monitoring tools to facilitate the secure adoption of new technologies in a consistent manner.

Lastly, we have a structured program for managing cybersecurity risks related to third-party providers that involves a thorough risk assessment process before engaging with new vendors and ongoing monitoring to ensure they meet our security standards.

Governance

Our Chief Technology and Digital Innovation Officer (“CTDIO”) leads the Company’s Technology Group and has over 28 years of experience in digital systems and technology across the animal health, biotechnology, and pharmaceutical industries.

The CTDIO provides periodic reports to the Board of Directors, executive management, and Legal Counsel. These reports include updates on cybersecurity risks and threats, assessments of the Company’s information security program, and developments in the evolving threat landscape.

In addition, the Company’s information technology systems are regularly evaluated by internal personnel and external consultants, with the results reported to executive management and the Board of Directors.

Item 2.    Properties

The following table lists our material properties as of June 30, 2026:

		Owned/	Approx. sq.
Business Segment(s)	Location	Leased	Footage	Purpose(s)
Animal Health	Buenos Aires, Argentina	Owned	43,000	Manufacturing and Administrative
Animal Health	Braganca Paulista, Brazil	Owned	884,000	Manufacturing, Sales and Administrative
Animal Health	Guarulhos, Brazil	Owned	1,236,000	Manufacturing, Sales, Premixing, Research and Administrative
Animal Health	Heliópolis, Brazil	Owned	32,000	Manufacturing, Sales and Administrative
Animal Health	Sligo, Ireland	Owned	57,000	Manufacturing and Research
Animal Health	Beit Shemesh, Israel	Leased	190,000	Manufacturing, Research and Administrative
Animal Health	Neot Hovav, Israel	Owned/land lease	140,000	Manufacturing and Research
Animal Health	Petach Tikva, Israel	Owned	60,000	Manufacturing
Animal Health	Sarasota, Florida	Leased	93,000	Manufacturing, Sales, Research and Administrative
Animal Health	Chillicothe, Illinois	Owned	19,000	Manufacturing
Animal Health	Mendon, Illinois	Owned	64,000	Research
Animal Health	St. Paul, Minnesota	Leased	5,000	Research
Animal Health	Omaha, Nebraska	Owned	60,000	Manufacturing, Sales and Research
Animal Health	State College, Pennsylvania	Owned	13,000	Research
Animal Health	Salisbury, Maryland	Leased	87,000	Manufacturing
Animal Health	Willow Island, West Virginia	Owned/land lease	1,220,000	Manufacturing
Animal Health	Chicago Heights, Illinois	Owned	215,000	Manufacturing
Animal Health	Eagle Grove, Iowa	Owned	112,000	Manufacturing
Animal Health	Suzhou, China	Owned	150,000	Manufacturing
Animal Health	Independence, Missouri	Leased	145,000	Warehousing
Animal Health	Medolla, Italy	Leased	6,000	Manufacturing
Animal Health and Mineral Nutrition	Quincy, Illinois	Owned	306,000	Manufacturing, Sales, Research and Administrative
Mineral Nutrition	Omaha, Nebraska	Owned	84,000	Manufacturing
Performance Products	Santa Fe Springs, California	Owned	108,000	Manufacturing
Corporate	Teaneck, New Jersey	Leased	50,000	Corporate and Administrative

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on Nasdaq under the trading symbol “PAHC.” Our Class B common stock is not listed or traded on any stock exchange. At June 30, 2026, there were 21,068,682 shares of Class A common stock outstanding.

During the fiscal year ended June 30, 2026, we did not sell any unregistered securities nor did we purchase any of our equity securities.

Holders of Record

As of August 21, 2026, there were 21,105,569 shares of our Class A common stock outstanding, which were held by one stockholder of record, not including beneficial owners of shares registered in nominee or street name. As of August 21, 2026, there were 19,496,034 shares of our Class B common stock outstanding, which were held by one stockholder of record. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Information about 5% beneficial owners of our common stock is incorporated by reference from the discussion in our 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

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

The following graph shows a comparison from June 30, 2021 through June 30, 2026 of the cumulative stockholder return of our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, the Russell 2000 Index and the S&P Pharmaceuticals Index. The graph assumes that $100 was invested in our Class A common stock and each of the aforementioned indexes at the market close on June 30, 2021, and assumes dividends, if any, are reinvested. The stock price performance shown on the graph is not necessarily indicative of future stock price performance, and we do not make any projections of future stockholder returns.

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

Overview of our business

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, beef and dairy cattle, swine, aquaculture and dogs. Our products help prevent, control and treat diseases, and support nutrition to help improve animal health and well-being. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries. We market approximately 790 product lines in approximately 90 countries to approximately 4,800 customers.

Acquisition

In April 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”) to acquire Zoetis’s medicated feed additive (“MFA”) portfolio, certain water-soluble products and related assets (the “Acquisition”). On October 31, 2024, the Company completed the Acquisition at a purchase price of approximately $297.5 million ($286.5 million, as adjusted, net of cash acquired), subject to certain further adjustments set forth in the Purchase Agreement. The Acquisition was funded by term loan borrowings under the 2024 Credit Agreement. The product portfolio acquired, which generated $407.6 million in revenue in 2023, is comprised of more than 37 product lines that are sold in approximately 80 countries. For the years ended June 30, 2026 and 2025, this product portfolio contributed $358.2 million and $208.2 million to our overall net sales, respectively. Also included in the Acquisition are six manufacturing sites, comprised of four in the U.S., one in Italy and one in China. The results of operations of the Acquisition are included in our consolidated statements of operations from the date of acquisition and reported within the Animal Health segment.

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

On April 28, 2026, the 2024 Credit Agreement was amended (the “Amended 2024 Credit Agreement”) to increase our borrowing capacity by expanding the Revolving Credit Commitments by $125.0 million, from $310.0 million to an aggregate commitment of $435.0 million (the “Amended Revolving Credit Commitments”). The expanded borrowing capacity provides the Company with enhanced operating flexibility. Fees of $0.6 million were incurred to execute this amendment and will be amortized to interest expense through the maturity date of the Amended Revolving Credit Commitments.

Armed Conflicts

Middle East Conflicts

Since October 2023, Israel has been engaged in ongoing hostilities along its northern and southern borders, and tensions in the broader Middle East, including with Iran, remain elevated. The situation in the region is volatile, unpredictable, and subject to rapid escalation.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of June 30, 2026, we had approximately 525 employees located in Israel. We have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. Our operations in Israel have navigated numerous challenging situations over the years.

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

Our Israeli manufacturing facilities and local operations account for 18% of our consolidated assets as of June 30, 2026, and 16% of our consolidated net sales for the twelve months ended June 30, 2026.

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

Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the twelve months ended June 30, 2026 represented less than 1% of consolidated net sales.

We cannot know if the conflict could escalate and result in broader economic and security concerns that could adversely affect our business, financial condition, or results of operations.

Industry growth

We believe global population growth and the expansion of the global middle class will continue to drive increased global consumption and demand for animal-based proteins. The role of animal health products in treating and controlling diseases in livestock is critical to helping produce wholesome, safe and affordable proteins; therefore we believe the demand for PAHC’s animal health products will continue to be strong in the future.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2026 were approximately $21 million. As of the date of this Annual Report on Form 10-K, Mecadox continues to be available for use by swine producers.

In 2018, the Ministry of Agriculture in Brazil (“MAPA”) published an ordinance to ban the use of antimicrobials used at sub-therapeutic levels for growth promotion and feed efficiency in animal feed in response to international pressure and scientific concerns about the potential risks of antimicrobial resistance. The Company’s virginiamycin product is currently registered and used for growth promotion in cattle, broilers, layers and swine in Brazil. The Company and key stakeholders (trade associations) requested that MAPA allow sponsors time to shift from growth promotion claims to therapeutic claims. In 2022 and more recently in 2025, additional MAPA public consultations were held to discuss the prohibition on the use of antimicrobials as growth promoters. These discussions affect the Company’s virginiamycin product in Brazil, which is the only remaining key livestock production market where virginiamycin does not yet have therapeutic indications. On April 27, 2026, MAPA published an ordinance prohibiting the importation, manufacture, and marketing of antimicrobial feed additives classified as important in human or veterinary medicine, including virginiamycin and bacitracin, for performance enhancement. There will be a transition period of 180 days from the date of the ordinance, during which time companies and customers may continue to use and sell the products under their current labels. The Company has been actively conducting studies to address MAPA’s requirements to obtain therapeutic indications for virginiamycin. These registrations are in the final stages of review and approval by MAPA. Phibro’s bacitracin product already carries therapeutic claims in Brazil. Sales of virginiamycin in Brazil were approximately $27 million for the year ended June 30, 2026.

(See also “Business —  Compliance with Government Regulation  — United States — Carbadox”; and “Business — Compliance with Government Regulation — Global Policy and Guidance.”)

Our global sales of antibacterials, anticoccidials and other products were $811 million, $646 million and $421 million for the years ended June 30, 2026, 2025 and 2024, respectively.

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

In February 2026, the Supreme Court of the United States (“Supreme Court”) ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) from February 4, 2025 to February 24, 2026 were not authorized. In response to this ruling, we are pursuing the potential recovery of IEEPA tariffs previously paid. As of June 30, 2026, we have confirmed acceptance of claims submitted to the Consolidated Administration and Processing of Entries (“CAPE”) portal administered by U.S. Customs and Border Protection (“CBP”) for the refund of approximately $11.7 million in tariffs previously paid by the Company. See “Notes to Consolidated Financial Statements — Commitments and Contingencies — United States Tariffs” for additional information regarding the financial statement impacts of our IEEPA tariff recovery efforts as of and for the year ended June 30, 2026.

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

Foreign exchange

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. For the year ended June 30, 2026, we generated approximately 42% of our net sales from operations outside the United States. Although a portion of our revenues are denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, our revenues have not been significantly affected by currency movements. We are subject to currency risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. We manufacture some of our major products in Brazil and Israel and production costs are largely denominated in local currencies, while the selling prices of the products are largely set in U.S. dollars. As such, we are exposed to changes in cost of goods sold resulting from currency movements and may not be able to adjust our selling prices to offset such movements. In addition, we incur selling and administrative expenses in various currencies and are exposed to changes in such expenses resulting from currency movements. For the year ended June 30, 2026, our expenses were significantly affected by currency movements. Because we have transactions denominated in various currencies, changes in currency exchange rates have had, and will continue to have, an impact on our results of operations.

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

Strategic Initiatives in Progress

Our current strategic initiatives include several projects:

●	We continue to scale operations at our vaccine production facility in Sligo, Ireland, which began commercial poultry vaccine production in 2022. This increases total production capacity and dual-sourcing options for our key live vaccine products.

●	In fiscal year 2024, we expanded our U.S. autogenous vaccine and adjuvant production capacity in Omaha, Nebraska and in 2023, we launched a new vaccine facility in Guarulhos, Brazil, focused on autogenous vaccines for swine, poultry, and aquaculture.

●	Our microbial and bioproduct development programs are advancing, with applications spanning animal health, environmental resilience, and industrial performance.
●	In the companion animal space, in October 2025, we launched Restoris®, a new canine dental device, and in fiscal year 2026, our Rejensa® joint care supplement continued to gain market traction.

We remain committed to advancing innovation through both internal capabilities and external collaborations, ensuring that our product development strategy supports long-term growth and customer value.

MFA Site Closure

In August 2026, management decided to close the Company’s Chicago Heights manufacturing facility as part of a strategic consolidation of our plant network. Production shutdown is expected in the summer of 2027. The manufacturing of products made at this facility will be relocated to our other manufacturing facilities as well as third party contract manufacturers. We are currently evaluating the impact of the closure and cannot reasonably estimate all financial impacts at this time.

Analysis of the consolidated statements of operations

Summary Results of Operations

				Change
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025/ 2024

	(in thousands, except per share amounts and percentages)
Net sales	$1,518,093	$1,296,215	$1,017,679	$221,878	17%	$278,536	27%
Gross profit	512,515	399,942	313,092	112,573	28%	86,850	28%
Selling, general and administrative expenses	318,119	289,477	259,777	28,642	10%	29,700	11%
Operating income	194,396	110,465	53,315	83,931	76%	57,150	*
Interest expense, net	44,429	34,602	18,536	9,827	28%	16,066	87%
Foreign currency losses, net	12,621	7,870	23,863	4,751	60%	(15,993)	(67)%
Income before income taxes	137,346	67,993	10,916	69,353	*	57,077	*
Provision for income taxes	37,626	19,729	8,500	17,897	91%	11,229	*
Net income	$99,720	$48,264	$2,416	$51,456	*	$45,848	*

Net income per share
Basic	$2.46	$1.19	$0.06	$1.27		$1.13
Diluted	$2.43	$1.19	$0.06	$1.24		$1.13

Weighted average number of shares outstanding
Basic	40,546	40,515	40,504
Diluted	40,964	40,678	40,523

Ratio to net sales
Gross profit	33.8%	30.9%	30.8%
Selling, general and administrative expenses	21.0%	22.3%	25.5%
Operating income	12.8%	8.5%	5.2%
Income before income taxes	9.0%	5.2%	1.1%
Net income	6.6%	3.7%	0.2%
Effective tax rate	27.4%	29.0%	77.9%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Changes in net sales from period to period primarily result from changes in volumes and average selling prices. Although a portion of our net sales is denominated in various currencies, the selling prices of the majority of our sales outside the United States are referenced in U.S. dollars, and as a result, currency movements have not significantly affected our revenues.

Our effective income tax rate has varied from period to period and from the federal statutory rate, due to the mix of taxable profits in various jurisdictions; changes in tax rates from period to period, including changes in income tax legislation in the United States and various international jurisdictions; and the effects of changes in uncertain tax positions and valuation allowances. Our future effective income tax rate will vary due to the relative amounts of taxable income in various jurisdictions, future changes in tax rates and legislation and other factors. We intend to reinvest indefinitely all undistributed earnings of our foreign subsidiaries where we could be subject to applicable non-U.S. withholding and related taxes if amounts are repatriated to the U.S. We expect to repatriate approximately $5.0 million of international earnings, which will be subject to applicable non-U.S. withholding and related taxes, net of reductions in U.S. income taxes. See “Notes to Consolidated Financial Statements — Income Taxes” for additional information.

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

Segment net sales and Adjusted EBITDA:

				Change
For the Year Ended June 30	2026	2025	2024	2026 / 2025		2025 / 2024

Net sales	(in thousands, except percentages)
MFAs and other	$810,728	$646,354	$420,959	$164,374	25%	$225,395	54%
Nutritional specialties	195,072	179,289	164,671	15,783	9%	14,618	9%
Vaccines	156,419	137,153	120,852	19,266	14%	16,301	13%
Animal Health	1,162,219	962,796	706,482	199,423	21%	256,314	36%
Mineral Nutrition	282,341	253,240	243,663	29,101	11%	9,577	4%
Performance Products	73,533	80,179	67,534	(6,646)	(8)%	12,645	19%
Total	$1,518,093	$1,296,215	$1,017,679	$221,878	17%	$278,536	27%

Adjusted EBITDA
Animal Health	$303,578	$222,260	$145,606	$81,318	37%	$76,654	53%
Mineral Nutrition	21,670	20,836	16,449	834	4%	4,387	27%
Performance Products	8,061	10,547	7,662	(2,486)	(24)%	2,885	38%
Corporate	(78,338)	(69,959)	(58,480)	(8,379)	12%	(11,479)	20%
Total	$254,971	$183,684	$111,237	$71,287	39%	$72,447	65%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	26.1%	23.1%	20.6%
Mineral Nutrition	7.7%	8.2%	6.8%
Performance Products	11.0%	13.2%	11.3%
Corporate(1)	(5.2)%	(5.4)%	(5.7)%
Total(1)	16.8%	14.2%	10.9%
(1)	Reflects ratio to total net sales.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

A reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

				Change
For the Year Ended June 30	2026	2025	2024	2026/ 2025		2025/ 2024

	(in thousands, except percentages)
Net income	$99,720	$48,264	$2,416	$51,456	*	$45,848	*
Interest expense, net	44,429	34,602	18,536	9,827	28%	16,066	87%
Provision for income taxes	37,626	19,729	8,500	17,897	91%	11,229	*
Depreciation and amortization	51,514	45,605	36,178	5,909	13%	9,427	26%
EBITDA	233,289	148,200	65,630	85,089	57%	82,570	*
Acquisition-related cost of goods sold	1,956	5,679	521	(3,723)	(66)%	5,158	*
Acquisition-related transaction costs	1,305	13,322	6,405	(12,017)	(90)%	6,917	*
Pension settlement cost	—	—	10,674	—	*	(10,674)	*
Brazil employment taxes	—	—	4,202	—	*	(4,202)	*
Stock-based compensation - named executive officer awards granted in fiscal year 2024	717	717	475	—	—%	242	51%
Phibro Forward income growth initiatives implementation costs - cost of goods sold (1)	—	3,798	—	(3,798)	*	3,798	*
Phibro Forward income growth initiatives implementation costs - SG&A (1)	8,646	6,978	366	1,668	24%	6,612	*
Insurance proceeds	(3,563)	(2,880)	(899)	(683)	24%	(1,981)	*
Foreign currency losses, net	12,621	7,870	23,863	4,751	60%	(15,993)	(67)%
Adjusted EBITDA	$254,971	$183,684	$111,237	$71,287	39%	$72,447	65%
(1)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the year ended June 30, 2026, this includes $8.6 million recorded within selling, general and administrative expenses primarily for consultancy costs related to the initiative. For the year ended June 30, 2025, this includes $5.2 milllion for consulting costs recorded within selling, general, and administrative expenses and $5.3 million for non-cash asset write-offs, of which $3.8 million was recorded within cost of goods sold, and $1.5 million was recorded within selling, general, and administrative expenses, related to the closure of an immaterial business within the Animal Health segment.

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

Comparison of the years ended June 30, 2026 and 2025

Net sales

Net sales of $1,518.1 million for the year ended June 30, 2026 increased $221.9 million, or 17%, as compared to the year ended June 30, 2025. Animal Health sales increased $199.4 million, Mineral Nutrition sales increased $29.1 million, and Performance Products sales decreased $6.6 million.

Animal Health

Net sales of $1,162.2 million for the year ended June 30, 2026 increased $199.4 million, or 21%. Net sales of MFAs and other increased $164.4 million, or 25%, due to incremental revenues of $146.1 million from sales of products from the MFA portfolio acquired on October 31, 2024, increased demand for certain of our legacy MFAs in Mexico and Southeast Asia and for products sold by our ethanol performance business, including anti-microbials and processing aids used in the fermentation industry.

Net sales of nutritional specialty products increased $15.8 million, or 9%, due to an increase in worldwide demand, particularly in North America and South America, and higher companion animal sales.

Net sales of vaccines increased $19.3 million, or 14%, primarily due to continued growth of poultry products in Latin America and an increase in domestic and international demand, particularly in Israel and Southeast Asia.

Mineral Nutrition

Net sales of $282.3 million for the year ended June 30, 2026 increased $29.1 million, or 11%, primarily due to an increase in demand for copper, zinc and trace minerals.

Performance Products

Net sales of $73.5 million for the year ended June 30, 2026 decreased $6.6 million, or 8%, as a result of lower demand for the ingredients used in personal care products.

Gross profit

Gross profit of $512.5 million for the year ended June 30, 2026 increased $112.6 million, or 28%, as compared to the year ended June 30, 2025. Gross margin increased 290 basis points to 33.8% of net sales for the year ended June 30, 2026 as compared to 30.9% for the year ended June 30, 2025. The comparison to the prior year includes $3.8 million of prior period inventory write-offs attributable to the closure of an immaterial business, a net decrease of $3.7 million for acquisition-related cost of goods sold related to purchase accounting adjustments for acquisitions, and a net increase in acquisition-related depreciation expense associated with the step-up of fair value of the acquired fixed assets and intangible asset amortization of $1.5 million. Excluding these items, gross profit increased $106.5 million, or 24%, and gross margin increased 230 basis points to 34.6% of net sales due to increased sales, favorable product mix, and increases in average selling prices, partially offset by higher input and distribution costs.

Animal Health gross profit, excluding the non-recurring items discussed above, increased $107.9 million due to increased sales, favorable product mix, and increases in average selling prices, partially offset by higher distribution costs. Mineral Nutrition gross profit increased $0.3 million, as the increase in sales volume was offset by increases in unit costs. Performance Products gross profit decreased $1.7 million, primarily as a result of lower demand.

Selling, general and administrative expenses

SG&A expenses of $318.1 million for the year ended June 30, 2026 increased $28.6 million, or 10%, as compared to the year ended June 30, 2025. SG&A for the year ended June 30, 2026 included $8.6 million of costs associated with Phibro Forward income growth initiatives, $2.4 million for intangible asset amortization, $0.7 million in stock-based compensation expense related to awards granted to certain named executive officers in fiscal year 2024, and $1.3 million for acquisition-related costs, partially offset by $3.6 million related to insurance settlement gains. SG&A for the year ended June 30, 2025 included $13.3 million for acquisition-related costs, $7.0 million of costs associated with Phibro Forward income growth initiatives, $2.4 million for intangible asset amortization, and $0.7 million in stock-based compensation expense, partially offset by $2.9 million related to an insurance settlement gain. Excluding these items, SG&A increased $39.6 million, or 15%.

Animal Health SG&A, excluding the non-recurring Animal Health-related items discussed above, increased $30.8 million, primarily due to an increase in employee-related costs due in part to incremental headcount added as part of the Acquisition and the impact of unfavorable changes in foreign currency exchange rates. Mineral Nutrition SG&A decreased $0.4 million, and Performance Products SG&A increased $0.7 million. Corporate expenses, excluding the non-recurring Corporate-related items discussed above, increased $8.5 million due to higher employee-related costs.

Interest expense, net

Interest expense, net of $44.4 million for the year ended June 30, 2026 increased $9.8 million, or 28%, as compared to the year ended June 30, 2025, due to the expiration of a favorable interest rate swap agreement on $300.0 million of notional debt principal and higher average term loan balances associated with the financing of the Acquisition. These factors are partially offset by lower average revolving credit facility borrowings, lower interest rates, and higher patronage rebates received from the lenders providing the Term A-2 Loan (see “Notes to Consolidated Financial Statements—Debt”). The comparison of interest expense to the prior year is also impacted by $2.0 million in certain prior year costs and charges resulting from the refinancing of the 2024 Credit Agreement, including $1.5 million of new creditor and third-party financing costs and $0.5 million in debt extinguishment costs.

Foreign currency losses, net

Foreign currency losses, net for the year ended June 30, 2026 were $12.6 million, as compared to net losses of $7.9 million for the year ended June 30, 2025. Current period losses were driven by fluctuations in certain currencies relative to the U.S. dollar, most prominently, in the Israeli New Shekel, the Argentine Peso, and the Euro. Prior year period losses were driven by fluctuations in the Israeli New Shekel, the Brazilian Real and the Argentine Peso.

Provision for income taxes

The provision for income taxes was $37.6 million and $19.7 million for the years ended June 30, 2026 and 2025, respectively. The effective income tax rate was 27.4% and 29.0% for the years ended June 30, 2026 and 2025, respectively.

The effective income tax rate in the current year was higher than the federal statutory rate of 21% due to the mix of foreign income, state and local income taxes, and the impact of global intangible low-taxed income tax expense (“GILTI”), partially offset by foreign-derived intangible income (“FDII”).

The effective income tax rate in the current period included among other items, (i) a $4.4 million expense from changes in uncertain tax positions related to prior years, (ii) $3.6 million in insurance proceeds taxed at a lower rate, and (iii) certain other charges, including acquisition-related costs, foreign currency losses, and certain stock-based compensation, which had lower tax rates. The effective income tax rate in the prior year included (i) various exchange rate losses, (ii) changes in uncertain tax positions related to prior years and (iii) certain non-deductible write-offs in connection with the closure of an immaterial business included as part of the Phibro Forward initiatives. Excluding these items, the effective income tax rate was 23.7% and 25.0% for the years ended June 30, 2026 and 2025, respectively.

The effective tax rate for the year ended June 30, 2025 was higher than our statutory rate of 21% primarily due to withholding taxes on planned repatriations and the impact of GILTI on tax expense, partially offset by the impact of foreign tax credits. The provision for income taxes for the year ended June 30, 2025 was also impacted by various other items, including (i) certain non-deductible write-offs in connection with the closure of an immaterial business included as part of the Phibro Forward initiatives, (ii) various items with lower tax benefits, most prominently, foreign currency losses and stock-based compensation expense, (iii) a $0.9 million expense from changes in uncertain tax positions related to prior years, and (iv) $0.4 million expense for withholding taxes related to dividends received from an international affiliate. The effective income tax rate without these items was 25.0% for the year ended June 30, 2025.

The provision for income taxes for the years ended June 30, 2026 and 2025 included $1.4 million and $3.2 million, respectively, of federal tax expense from the effects of GILTI. Our effective income tax rate included 1.0% and 4.7% related to GILTI income tax expense for the years ended June 30, 2026 and 2025, respectively.

Net income

Net income of $99.7 million for the year ended June 30, 2026 increased $51.5 million, as compared to net income of $48.3 million for the year ended June 30, 2025. Operating income increased $83.9 million, driven by higher gross profit, partially offset by higher SG&A of $28.6 million, which included net decreases of $12.0 million and $1.7 million in acquisition-related costs and costs related to Phibro Forward income growth initiatives, respectively. Interest expense, net increased $9.8 million due to the expiration of a favorable interest rate swap agreement and higher debt levels. Foreign currency losses, net increased $4.8 million. Income tax expense increased $17.9 million.

Comparison of the years ended June 30, 2025 and 2024

For a comparison of our results of operations for the years ended June 30, 2025 and 2024, and an analysis of our financial condition, liquidity and capital resources for the year ended June 30, 2025, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 27, 2025.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income is as follows:

				Change
For the Year Ended June 30	2026	2025	2024	2026/ 2025		2025/ 2024

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$99,720	$48,264	$2,416	$51,456	*	$45,848	*
Adjustments
Acquisition-related items, net of income tax(1)(2)	12,652	23,258	13,063	(10,606)	(46)%	10,195	78%
Certain significant items, net of income tax(1)	4,462	8,878	11,420	(4,416)	(50)%	(2,542)	(22)%
Foreign currency losses, net of income tax(1)	10,520	6,366	19,429	4,154	65%	(13,063)	(67)%
Certain income tax items(1)	4,385	1,375	2,035	3,010	*	(660)	(32)%
Total adjustments, net of income tax(2)	32,019	39,877	45,947	(7,858)	(20)%	(6,070)	(13)%
Adjusted net income(2)	$131,739	$88,141	$48,363	$43,598	49%	$39,778	82%

(1)	See table titled “Items Excluded from Adjusted Net Income” below for further details.
(2)	Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. When applicable, prior year periods have been adjusted to conform to current year presentation.

A reconciliation of reported diluted earnings per share (EPS), as reported under GAAP, to non-GAAP adjusted diluted EPS is:

				Change
For the Year Ended June 30	2026	2025	2024	2026/ 2025		2025/ 2024

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$2.43	$1.19	$0.06	$1.24	*	$1.13	*
Adjustments
Acquisition-related items, net of income tax(1)	0.31	0.57	0.32	(0.26)	(46)%	0.25	78%
Certain significant items, net of income tax	0.11	0.22	0.28	(0.11)	(50)%	(0.06)	(21)%
Foreign currency losses, net of income tax	0.26	0.16	0.48	0.10	63%	(0.32)	(67)%
Certain income tax items	0.11	0.03	0.05	0.08	*	(0.02)	(40)%
Adjustments EPS, diluted(1)	0.79	0.98	1.13	(0.19)	(19)%	(0.15)	(13)%
Adjusted EPS, diluted(1)	$3.22	$2.17	$1.19	$1.05	48%	$0.98	82%

(1) Current year presentation of acquisition-related items, net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. When applicable, prior year periods have been adjusted to conform to current year presentation.

Items excluded from adjusted net income consisted of:

For the Year Ended June 30	2026	2025	2024

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related intangible amortization in cost of goods sold	$4,475	$5,468	$6,675
Acquisition-related depreciation in cost of goods sold(1)(2)	6,756	4,266	—
Acquisition-related cost of goods sold	1,956	5,679	521
Acquisition-related intangible amortization in SG&A	2,404	2,375	2,986
Acquisition-related transaction costs in SG&A	1,305	13,322	6,405
Acquisition-related items - income taxes	(4,244)	(7,852)	(3,524)
Total acquisition-related items, net of income taxes(2)	12,652	23,258	13,063

Certain significant items
Pension settlement cost	—	—	10,674
Brazil employment taxes	—	—	4,202
Stock-based compensation - named executive officer awards granted in fiscal year 2024	717	717	475
Phibro Forward income growth initiatives implementation costs - cost of goods sold	—	3,798	366
Phibro Forward income growth initiatives implementation costs - SG&A	8,646	6,978	—
Insurance proceeds	(3,563)	(2,880)	(899)
Refinancing expense	—	1,960	—
Certain items - income taxes	(1,338)	(1,695)	(3,398)
Total certain items, net of income taxes	4,462	8,878	11,420

Foreign currency losses, net
Foreign currency losses, net	12,621	7,870	23,863
Foreign currency losses, net - income taxes	(2,101)	(1,504)	(4,434)
Total foreign currency losses, net, net of income taxes	10,520	6,366	19,429

Certain income tax items
Non-U.S. withholding and related taxes, net, on planned repatriation	—	—	2,828
Foreign tax credit regulations	—	—	(1,223)
Change in valuation allowance	—	—	(1,204)
Changes in uncertain tax positions and certain other items	4,385	1,375	1,634
Total certain income tax items	4,385	1,375	2,035

Total adjustments, net of income taxes(2)	$32,019	$39,877	$45,947

(1)	Represents acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets.
(2)	Current year presentation of acquisition-related items net of income tax includes acquisition-related depreciation associated with the step-up of fair value of the acquired fixed assets. When applicable, prior year periods have been adjusted to conform to current year presentation.

Analysis of financial condition, liquidity and capital resources

Net (decrease) increase in cash and cash equivalents was:

				Change
For the Year Ended June 30	2026	2025	2024	2026/ 2025	2025/ 2024

	(in thousands)
Cash provided (used) by:
Operating activities	$68,954	$80,124	$87,594	$(11,170)	$(7,470)
Investing activities	(71,455)	(288,688)	(48,194)	217,233	(240,494)
Financing activities	(6,560)	207,134	(6,768)	(213,694)	213,902
Effect of exchange-rate changes on cash and cash equivalents	2,441	(1,144)	(3,300)	3,585	2,156
Net (decrease) increase in cash and cash equivalents	$(6,620)	$(2,574)	$29,332	$(4,046)	$(31,906)

Operating activities

Operating activities provided $69.0 million of net cash for the year ended June 30, 2026. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $164.1 million. Cash used in the ordinary course of business from changes in operating assets and liabilities, was $95.1 million. Accounts receivable used $7.5 million of cash due to higher sales. Inventories used $86.3 million of cash due to increased quantities associated with the Acquisition in response to anticipated tariffs and forecasted future demand. Accounts payable used $12.5 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities provided cash of $26.4 million, primarily due to timing of incurrence.

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

Investing activities

Investing activities used $71.5 million of net cash for the year ended June 30, 2026. Capital expenditures were $59.1 million, as we continued to invest in expanding production capacity and productivity improvements. Purchases of our short-term investments used $47.6 million in cash, and maturities of our short-term investments provided $36.0 million in cash.

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

Financing activities

Financing activities used $6.6 million of net cash for the year ended June 30, 2026. We paid $19.5 million in dividends to holders of our Class A common stock and Class B common stock and $16.3 million in scheduled quarterly principal payments on long-term debt. Net revolver borrowings on our credit facility provided $29.0 million in cash.

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

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under the Amended Revolving Credit Commitments, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months.

Aggregate maturities of long-term debt under the Amended 2024 Credit Agreement are:

For the Years Ending June 30	Annual Maturities	Interest Payments
2027	$25,025	$43,769
2028	25,025	42,289
2029	25,025	40,809
2030	406,637	16,723
2031	7,475	16,243
Thereafter	248,688	—
Total	$737,875	$159,833

For purposes of estimating future interest payments until maturity, we assume long-term debt decreases in accordance with the scheduled amortization payments, the outstanding balance of the Amended 2024 Revolver continues unchanged, the September 2024 and March 2025 interest rate swap agreements remain in place through their maturity dates, and future interest rates are the same as the rates at June 30, 2026.

We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under the Amended 2024 Credit Agreement based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including armed conflicts in the Middle East and between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources are as follows:

				Change
As of June 30	2026	2025	2024	2026 / 2025	2025 / 2024

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$81,994	$77,039	$114,613	$4,955	$(37,574)
Working capital	562,069	456,344	312,031	105,725	144,313
Ratio of current assets to current liabilities	2.93:1	2.65:1	2.79:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

At June 30, 2026, we had $116.0 million in outstanding borrowings under the Amended 2024 Credit Agreement. We had outstanding letters of credit and other commitments of $2.1 million, leaving $316.9 million available for borrowings and letters of credit, subject to restrictions in our Amended 2024 Credit Agreement.

We currently intend to pay quarterly dividends on our Class A and Class B common stock, subject to approval by the Board of Directors. On July 28, 2026, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 23, 2026 to stockholders of record at the close of business on September 2, 2026. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

We do not expect to contribute to the domestic pension plan during fiscal year 2027.

At June 30, 2026, our cash and cash equivalents and short-term investments included $80.0 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries.

Contractual obligations

Our contractual obligations include maturities under the Amended 2024 Credit Agreement, including future interest accruals, and also operating lease commitments. See “Notes to Consolidated Financial Statements — Debt and Leases.”

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

Selected Quarterly Financial Data (Unaudited)

To facilitate quarterly comparisons, the following unaudited information presents the quarterly results of operations, including segment data, for the years ended June 30, 2026 and 2025. This quarterly financial data was prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and related notes included herein.

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2025	2025	2026	2026	2026

	(in thousands)
Net sales
MFAs and other	$195,198	$202,111	$205,789	$207,630	$810,728
Nutritional Specialties	48,151	50,230	46,810	49,881	195,072
Vaccines	40,107	37,636	38,626	40,050	156,419
Animal Health	$283,456	$289,977	$291,225	$297,561	$1,162,219
Mineral Nutrition	62,988	68,945	73,418	76,990	282,341
Performance Products	17,449	14,988	18,900	22,196	73,533
Total net sales	363,893	373,910	383,543	396,747	1,518,093
Cost of goods sold	244,110	241,254	257,868	262,346	1,005,578
Gross profit	119,783	132,656	125,675	134,401	512,515
Selling, general and administrative expenses	68,523	82,330	81,022	86,244	318,119
Operating income	51,260	50,326	44,653	48,157	194,396
Interest expense, net	12,059	11,756	10,431	10,183	44,429
Foreign currency losses, net	2,934	2,145	1,909	5,633	12,621
Income before income taxes	36,267	36,425	32,313	32,341	137,346
Provision for income taxes	9,740	8,966	8,289	10,631	37,626
Net income	$26,527	$27,459	$24,024	$21,710	$99,720
Net income per share
basic	$0.65	$0.68	$0.59	$0.54	$2.46
diluted	$0.65	$0.67	$0.59	$0.53	$2.43
Adjusted EBITDA
Animal Health	$74,872	$82,169	$71,103	$75,434	$303,578
Mineral Nutrition	4,523	6,367	5,141	5,639	21,670
Performance Products	1,603	831	2,219	3,408	8,061
Corporate	(19,140)	(21,303)	(17,662)	(20,233)	(78,338)
Adjusted EBITDA	$61,858	$68,064	$60,801	$64,248	$254,971
Reconciliation of net income to Adjusted EBITDA
Net income	$26,527	$27,459	$24,024	$21,710	$99,720
Interest expense, net	12,059	11,756	10,431	10,183	44,429
Provision for income taxes	9,740	8,966	8,289	10,631	37,626
Depreciation and amortization	12,830	12,891	12,448	13,345	51,514
EBITDA	61,156	61,072	55,192	55,869	233,289
Acquisition-related cost of goods sold	1,117	839	—	—	1,956
Acquisition-related transaction costs	258	193	130	724	1,305
Stock-based compensation - named executive officer awards granted in fiscal year 2024	179	180	179	179	717
Phibro Forward income growth initiatives implementation costs - SG&A	—	3,635	3,391	1,620	8,646
Insurance settlement (gain) loss	(3,786)	—	—	223	(3,563)
Foreign currency losses, net	2,934	2,145	1,909	5,633	12,621
Adjusted EBITDA	$61,858	$68,064	$60,801	$64,248	$254,971

	Quarters				Year
	September 30,	December 31,	March 31,	June 30,	June 30,
For the Periods Ended	2024	2024	2025	2025	2025

	(in thousands)
Net sales
MFAs and other	$107,844	$150,338	$181,645	$206,527	$646,354
Nutritional Specialties	42,649	45,909	43,350	47,381	179,289
Vaccines	32,030	33,171	33,382	38,570	137,153
Animal Health	$182,523	$229,418	$258,377	$292,478	$962,796
Mineral Nutrition	59,062	63,250	66,774	64,154	253,240
Performance Products	18,847	16,593	22,674	22,065	80,179
Total net sales	260,432	309,261	347,825	378,697	1,296,215
Cost of goods sold	176,937	207,391	243,257	268,688	896,273
Gross profit	83,495	101,870	104,568	110,009	399,942
Selling, general and administrative expenses	65,796	76,337	71,053	76,291	289,477
Operating income	17,699	25,533	33,515	33,718	110,465
Interest expense, net	7,641	8,996	9,355	8,610	34,602
Foreign currency losses (gains), net	438	11,699	(5,528)	1,261	7,870
Income before income taxes	9,620	4,838	29,688	23,847	67,993
Provision for income taxes	2,645	1,653	8,808	6,623	19,729
Net income	$6,975	$3,185	$20,880	$17,224	$48,264
Net income per share
basic	$0.17	$0.08	$0.52	$0.42	$1.19
diluted	$0.17	$0.08	$0.51	$0.42	$1.19
Adjusted EBITDA
Animal Health	$40,385	$58,177	$63,123	$60,575	$222,260
Mineral Nutrition	3,762	5,702	5,762	5,610	20,836
Performance Products	2,288	1,888	3,336	3,035	10,547
Corporate	(15,779)	(17,592)	(17,335)	(19,253)	(69,959)
Adjusted EBITDA	$30,656	$48,175	$54,886	$49,967	$183,684
Reconciliation of net income to Adjusted EBITDA
Net income	$6,975	$3,185	$20,880	$17,224	$48,264
Interest expense, net	7,641	8,996	9,355	8,610	34,602
Provision for income taxes	2,645	1,653	8,808	6,623	19,729
Depreciation and amortization	9,004	11,574	12,616	12,411	45,605
EBITDA	26,265	25,408	51,659	44,868	148,200
Acquisition-related cost of goods sold	—	1,634	1,708	2,337	5,679
Acquisition-related transaction costs	3,424	8,815	636	447	13,322
Stock-based compensation - named executive officer awards granted in fiscal year 2024	179	180	179	179	717
Phibro Forward income growth initiatives implementation costs - cost of goods sold	—	—	3,798	—	3,798
Phibro Forward income growth initiatives implementation costs - SG&A	350	1,696	3,980	952	6,978
Insurance settlement gain	—	(1,257)	(1,546)	(77)	(2,880)
Foreign currency losses (gains), net	438	11,699	(5,528)	1,261	7,870
Adjusted EBITDA	$30,656	$48,175	$54,886	$49,967	$183,684

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income plus (i) acquisition-related depreciation associated with the step-up of the acquired fixed assets, acquisition-related intangible amortization, and other acquisition-related items, (ii) certain items we consider to be unusual, non-operational or non-recurring, including certain stock-based compensation awards, (iii) foreign currency (gains) losses, as separately reported on our consolidated statements of operations, and (iv) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income.

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

We consider acquisition-related activities and business restructuring costs related to productivity and cost saving initiatives to be unusual items that we do not expect to occur as part of our normal business on a regular basis. We consider insurance proceeds related to specific insured events to be unusual because such proceeds are not generated through our ordinary business operations and relate to specific/discrete events that are not representative of our ongoing operating performance. We consider foreign currency gains and losses to be non-operational because they arise principally from intercompany transactions and are largely non-cash in nature.

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

Revenue Recognition

We recognize revenue from product sales when our obligations under a customer contract are satisfied; generally, this occurs with the transfer of control (i.e. title and risk of loss) of goods to the customers. Certain of our businesses have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.

Revenue reflects the total consideration we expect to be entitled to, in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to affect the revenue recognized. Such estimates are based on contractual terms and historical experience and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of customer incentives. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

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

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, including research and development costs capitalized for income tax purposes and net operating loss carryforwards, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the amortization or carryforward periods. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as projections for growth. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

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

Contingencies

Legal matters

We are subject to numerous contingencies arising in the ordinary course of business, such as product liability and other product-related litigation, commercial litigation, environmental claims (as discussed in more detail below) and proceedings and government investigations. Certain of these contingencies could result in losses, including damages, fines and/or civil penalties, and/or criminal charges, which could be substantial. We believe that we have strong defenses in these types of matters, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that any of these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued.

We have accrued for losses that are both probable and reasonably estimable. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible losses in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

Environmental

Our operations and properties are subject to Environmental Laws and regulations. As such, the nature of our current and former operations exposes us to the risk of claims with respect to such matters, including fines, penalties and remediation obligations that may be imposed by regulatory authorities. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are generally included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination, and from time to time, we establish contingent loss accruals for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred and paid are difficult to predict.

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

The nature of our current and former operations exposes us to the risk of claims with respect to environmental matters, and we cannot assure we will not incur material costs and liabilities in connection with such claims. Based upon our experience to date, we believe that the future cost of compliance with existing Environmental Laws and liabilities for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

Expenditures for ongoing compliance with environmental regulations are expensed or capitalized as appropriate. We capitalize expenditures made to extend the useful life or productive capacity of an asset, including expenditures that prevent future environmental contamination. Other expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. We record the expense and related liability in the period an environmental assessment indicates remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies’ experiences and data released by the U.S. Environmental Protection Agency and other organizations. The estimated liabilities are not discounted. We record anticipated recoveries under existing insurance contracts when recovery is considered to be probable, which may involve significant judgement when proceeds have yet to be received from the insurer. Such assessment considers whether a confirmed and documented claim settlement and/or other written communications and acknowledgements from the insurer exist, the historical recovery experience with the insurer, and the creditworthiness of the insurer.

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

Interest rate risk

Our debt issued under the Amended 2024 Credit Agreement carries floating interest rates based on the Secured Overnight Financing Rate (“SOFR”) or the Prime Rate. Therefore, our profitability and cash flows are exposed to interest rate fluctuations. Our interest rates also include variable applicable rates in addition to the SOFR portion of our interest obligation. The applicable rates for SOFR borrowings vary from 2.00% to 3.25% based on the Net Leverage Ratio. As of June 30, 2026, we are a party to two interest rate swap agreements that hedge against interest rate risk on a portion of debt issued under the Amended 2024 Credit Agreement as follows:

●	On $150 million of notional principal that effectively converts the floating portion of our interest obligation on that amount of debt to a fixed rate of 3.18% through September 2029.
●	On $275 million of notional principal that effectively converts the floating portion of our interest obligation on that amount of debt to a fixed rate of 3.64% through February 2030.

Based on our outstanding debt balances and the applicable rates in effect as of June 30, 2026, and considering the interest rate swap agreements, a 100-basis point increase in SOFR would increase annual interest expense and decrease cash flows by $3.0 million. For additional details, see “Notes to Consolidated Financial Statements — Debt” and “Notes to Consolidated Financial Statements — Derivatives.”

Item 8.Financial Statements and Supplementary Data

PHIBRO ANIMAL HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phibro Animal Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Phibro Animal Health Corporation and its subsidiaries (the "Company") as of June 30, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Sales in Certain Geographies

As described in Note 2 to the consolidated financial statements, the Company’s total net sales were $1,518.1 million for the year ended June 30, 2026, of which the majority relates to certain geographies. The Company recognizes revenue from product sales when obligations under a customer contract are satisfied; generally, this occurs with the transfer of control (i.e. title and risk of loss) of goods to the customers. Certain of the Company’s businesses have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery. Revenue reflects the total consideration management expects to be entitled to in exchange for delivery of products or services, net of variable consideration.

The principal consideration for our determination that performing procedures relating to revenue recognition from sales in certain geographies is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of sales at the transaction price once control passes to the customer. These procedures also included, among others (i) evaluating revenue recognized by either (a) testing revenue transactions by evaluating the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management; or (b) testing revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as purchase orders, invoices, sales contracts, proof of shipment or delivery, and subsequent cash receipts and testing credit memos issued during the year; and (ii) confirming a sample of outstanding customer invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including purchase orders, invoices, sales contracts, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

August 26, 2026

We have served as the Company’s auditor since 1998.

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30	2026	2025	2024

	(in thousands, except per share amounts)
Net sales	$1,518,093	$1,296,215	$1,017,679
Cost of goods sold	1,005,578	896,273	704,587
Gross profit	512,515	399,942	313,092
Selling, general and administrative expenses	318,119	289,477	259,777
Operating income	194,396	110,465	53,315
Interest expense, net	44,429	34,602	18,536
Foreign currency losses, net	12,621	7,870	23,863
Income before income taxes	137,346	67,993	10,916
Provision for income taxes	37,626	19,729	8,500
Net income	$99,720	$48,264	$2,416

Net income per share
basic	$2.46	$1.19	$0.06
diluted	$2.43	$1.19	$0.06
Weighted average common shares outstanding
basic	40,546	40,515	40,504
diluted	40,964	40,678	40,523

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended June 30	2026	2025	2024

	(in thousands)
Net income	$99,720	$48,264	$2,416
Change in fair value of derivative instruments, net of tax of ($1,771), $3,954, and $2,903	5,506	(11,504)	(8,582)
Foreign currency translation adjustment	11,886	10,552	(8,942)
Pension settlement recognition, net of tax of $0, $0, and ($2,699)	—	—	7,975
Unrecognized net pension gains, net of tax of ($179), ($158), and ($78)	549	461	232
Other comprehensive income (loss)	17,941	(491)	(9,317)
Comprehensive income (loss)	$117,661	$47,773	$(6,901)

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30	2026	2025

	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$61,419	$68,039
Short-term investments	20,575	9,000
Accounts receivable, net	238,794	227,983
Inventories, net	534,883	444,425
Other current assets	79,835	61,159
Total current assets	935,506	810,606
Property, plant and equipment, net	369,174	354,690
Intangibles, net	30,052	36,469
Goodwill	60,045	59,645
Other assets	106,464	99,490
Total assets	$1,501,241	$1,360,900
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$25,025	$16,250
Accounts payable	127,314	138,201
Accrued expenses and other current liabilities	164,129	139,022
Total current liabilities	316,468	293,473
Revolving credit facility	116,000	87,000
Long-term debt	591,769	615,435
Other liabilities	91,527	79,310
Total liabilities	1,115,764	1,075,218
Commitments and contingencies (Note 13)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 21,068,682 shares issued and outstanding at June 30, 2026, and 20,367,574 shares issued and outstanding at June 30, 2025; 30,000,000 Class B shares authorized, 19,496,034 shares issued and outstanding at June 30, 2026, and 20,166,034 shares issued and outstanding at June 30, 2025	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	138,592	136,995
Retained earnings	352,958	272,701
Accumulated other comprehensive loss	(106,077)	(124,018)
Total stockholders’ equity	385,477	285,682
Total liabilities and stockholders’ equity	$1,501,241	$1,360,900

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30	2026	2025	2024

	(in thousands)
OPERATING ACTIVITIES
Net income	$99,720	$48,264	$2,416
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	51,514	45,605	36,178
Amortization of debt issuance costs	2,317	2,015	1,040
Deferred income tax expense (benefit)	7,226	(4,879)	(12,042)
Foreign currency losses, net	1,633	600	13,114
Acquisition-related items	1,956	5,679	521
Non-cash impairment charges	—	5,328	—
Pension settlement cost	—	—	10,674
Brazil employment taxes	—	—	4,202
Stock-based compensation	1,597	717	475
Other	(1,913)	(1,643)	(2,098)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable, net	(7,493)	(55,208)	(8,678)
Inventories, net	(86,338)	(44,294)	2,641
Other current assets	(16,744)	(16,346)	11,040
Other assets	1,591	1,572	3,922
Accounts payable	(12,463)	45,555	12,000
Accrued expenses and other liabilities	26,351	47,159	12,189
Net cash provided by operating activities	68,954	80,124	87,594
INVESTING ACTIVITIES
Purchases of short-term investments	(47,601)	(14,000)	(65,523)
Maturities of short-term investments	36,026	49,000	61,523
Capital expenditures	(59,088)	(38,293)	(41,238)
Business acquisition, net of cash acquired	—	(286,529)	(3,282)
Other, net	(792)	1,134	326
Net cash used by investing activities	(71,455)	(288,688)	(48,194)
FINANCING ACTIVITIES
Revolving credit facility borrowings	297,000	532,000	276,000
Revolving credit facility repayments	(268,000)	(621,000)	(241,000)
Proceeds from long-term debt	—	650,000	—
Payments of long-term debt	(16,250)	(325,014)	(22,295)
Debt issuance costs	(567)	(10,377)	—
Proceeds from insurance premium financing and other short-term debt	8,410	7,530	8,593
Payments of insurance premium financing and other short-term debt	(7,690)	(6,556)	(8,624)
Dividends paid	(19,463)	(19,449)	(19,442)
Net cash (used) provided by financing activities	(6,560)	207,134	(6,768)
Effect of exchange rate changes on cash	2,441	(1,144)	(3,300)
Net (decrease) increase in cash and cash equivalents	(6,620)	(2,574)	29,332
Cash and cash equivalents at beginning of period	68,039	70,613	41,281
Cash and cash equivalents at end of period	$61,419	$68,039	$70,613

Supplemental cash flow information
Interest paid, net	$42,112	$32,073	$17,253
Non-cash investing and financing activities
Property, plant and equipment	7,815	6,849	2,367

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
As of June 30, 2023	40,503,608	$4	$—	$135,803	$260,912	$(114,210)	$282,509
Comprehensive income (loss)	—	—	—	—	2,416	(9,317)	(6,901)
Dividends declared ($0.48 per share)	—	—	—	—	(19,442)	—	(19,442)
Stock-based compensation expense	—	—	—	475	—	—	475
As of June 30, 2024	40,503,608	$4	$—	$136,278	$243,886	$(123,527)	$256,641
Comprehensive income (loss)	—	—	—	—	48,264	(491)	47,773
Shares issued pursuant to stock incentive plan	30,000	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	(19,449)	—	(19,449)
Stock-based compensation expense	—	—	—	717	—	—	717
As of June 30, 2025	40,533,608	$4	$—	$136,995	$272,701	$(124,018)	$285,682
Comprehensive income	—	—	—	—	99,720	17,941	117,661
Shares issued pursuant to stock incentive plan	31,108	—	—	—	—	—	—
Dividends declared ($0.48 per share)	—	—	—	—	(19,463)	—	(19,463)
Stock-based compensation expense	—	—	—	1,597	—	—	1,597
As of June 30, 2026	40,564,716	$4	$—	$138,592	$352,958	$(106,077)	$385,477

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.     Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food animals including poultry, beef and dairy cattle, swine, aquaculture and dogs. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.

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

Our business could be impacted by economic sanctions, bans, boycotts, or broader military conflicts, including armed conflicts in the Middle East and between Russia and Ukraine. Other potential impacts include supply chain and logistics disruptions, macroeconomic impacts from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, as well as heightened cybersecurity threats.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pandemics and similar outbreaks could directly or indirectly impact our business, results of operations, and financial condition, including our future revenues, expenses, reserves and allowances, manufacturing operations, and employee-related costs. A pandemic or any other similar health crisis could have economic impacts on customers, suppliers and markets.

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

Revenue Recognition

We recognize revenue from product sales when our obligations under a customer contract are satisfied; generally, this occurs with the transfer of control (i.e. title and risk of loss) of goods to the customers. Certain of our businesses have terms where control of the product transfers to the customer on shipment, while others have terms where control transfers to the customer on delivery.

Revenue reflects the total consideration we expect to be entitled to in exchange for delivery of products or services, net of variable consideration. Variable consideration includes customer programs and incentive offerings, including pricing arrangements, rebates and other volume-based incentives. We record reductions to revenue for estimated variable consideration at the time we record the sale. Our estimates for variable consideration reflect the amount by which we expect variable consideration to affect the revenue recognized. Such estimates are generally based on contractual terms and historical experience and are adjusted to reflect future expectations as new information becomes available. Historically, we have not had significant adjustments to our estimates of variable consideration. Sales returns and product recalls have been insignificant and infrequent due to the nature of the products we sell.

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

Short-term Investments

Short-term investments include highly liquid investments with maturities greater than three months and less than one year at the time of purchase. We classify these investments as held to maturity, and we record the related interest income as earned. We determine the appropriate balance sheet classification at the time of purchase and at each balance sheet date. Investments held at financial institutions may at times exceed insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit terms in the normal course of business and generally do not require collateral or other security to support credit sales. Our ten largest customers represented, in aggregate, approximately 15% of accounts receivable at June 30, 2026 and 2025. No single customer receivable balance composed 10% of accounts receivable at June 30, 2026 and 2025.

The allowance for credit losses is our best estimate of the credit losses in existing accounts receivable. We monitor the financial performance, historical and expected collection patterns, and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We also monitor domestic and international economic conditions for the potential future effect on our customers. Past due balances are reviewed individually for collectability. The allowance for credit losses is adjusted as needed, based on the Company’s historical loss experience, current conditions, and reasonable and supportable forecasts.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined principally under weighted average and standard cost methods, which approximate first-in, first-out (FIFO) cost. Net realizable value is based upon assumptions about future demand, market conditions, and estimated selling prices less reasonably predictable costs of completion, disposal, and transportation.

Obsolete and unsalable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Manufacturing overhead allocated to inventory includes indirect production costs and depreciation associated with manufacturing facilities and equipment. Shipping and handling costs associated with inbound freight are included as a component of inventory cost where applicable. Capitalized inventory amounts are recognized as cost of goods sold when the inventory is considered sold. Write-downs of inventory to net realizable value are recognized in cost of goods sold in the period the impairment is identified.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation is charged to results of operations using the straight-line method based upon the assets’ estimated useful lives, ranging from two to thirty years for buildings and improvements, and one to twenty years for machinery and equipment. Depreciation expense is recorded to either cost of goods sold or selling, general, and administrative expenses depending upon the nature and use of the underlying asset. We capitalize costs that extend the useful life or productive capacity of an asset. Repair and maintenance costs are expensed as incurred. In the case of disposals, the assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt Issuance Costs

Costs and original issue discounts or premiums related to issuance or modification of our debt are deferred on the consolidated balance sheet and amortized over the terms of the respective debt instruments. Debt issuance costs related to our revolving credit facility are recorded in other assets, and costs and original issue discounts or premiums related to our term loans are netted against the term loan balance in the liabilities section of the balance sheet. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. We assess goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We may elect to assess our goodwill for impairment using a qualitative or a quantitative approach, to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. As of April 1, 2026, we performed our annual goodwill impairment test using the qualitative assessment and determined that it was more likely than not that the fair value of any reporting unit exceeds its carrying amount. Accordingly, a quantitative impairment test was not required. We have not recorded any goodwill impairment charges in the periods included in the consolidated financial statements.

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

Comprehensive Income

Comprehensive income consists of net income and changes in: (i) the fair value of derivative instruments that qualify for hedge accounting; (ii) foreign currency translation adjustments; (iii) pension settlement recognition and unrecognized net pension gains (losses); and (iv) the related (provision) benefit for income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we use certain derivative instruments to mitigate the risk associated with certain economic factors, such as exchange rates and interest rates, which may potentially affect our future cash flows. We use (i) foreign currency option contracts to mitigate certain exposures related to changes in foreign currency exchange rates on forecasted inventory purchases and (ii) interest rate swaps and collars to manage future cash flow exposure resulting from variable interest rates on portions of our variable rate debt. To qualify a derivative as a hedge, we document the nature and relationships between hedging instruments and hedged items, the prospective effectiveness of the hedging instrument as well as the ultimate effectiveness, the risk-management objectives, the strategies for undertaking the various hedge transactions and the methods of assessing hedge effectiveness. On a quarterly basis, we assess whether the derivatives used to hedge transactions are effective. If we determine a derivative ceases to be an effective hedge, we discontinue hedge accounting in the period of assessment for that derivative and immediately recognize any unrealized gains or losses related to the fair value of that derivative in the consolidated statements of operations. We do not engage in trading or other speculative uses of financial instruments.

Environmental Liabilities

Expenditures for ongoing compliance with environmental regulations are expensed or capitalized as appropriate. We capitalize expenditures made to extend the useful life or productive capacity of an asset, including expenditures that prevent future environmental contamination. Other expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations. We record the expense and related liability in the period an environmental assessment indicates remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies’ experiences and data released by the U.S. Environmental Protection Agency and other organizations. The estimated liabilities are not discounted. We record anticipated recoveries under existing insurance contracts when recovery is considered to be probable, which may involve significant judgement when proceeds have yet to be received from the insurer. Such assessment considers whether a confirmed and documented claim settlement and/or other written communications and acknowledgements from the insurer exist, the historical recovery experience with the insurer, and the creditworthiness of the insurer.

Tariff Recoveries

In February 2026, the Supreme Court of the United States (the “Supreme Court”) ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) from February 4, 2025 to February 24, 2026 were not authorized. In response to this ruling, we are pursuing the potential recovery of IEEPA tariffs previously paid. As of June 30, 2026, we have confirmed acceptance of claims submitted through the Consolidated Administration and Processing of Entries (“CAPE”) portal administered by U.S. Customs and Border Protection (“CBP”) for the refund of approximately $11.7 million in tariffs previously paid by the Company.

The Company evaluates whether to record any receivable or benefit related to the recoveries from our claims accepted by the CBP under the loss recovery model. Under this model, a loss recovery is recorded when the recovery is probable. Such an assessment may involve significant judgement and considers whether a claim has been accepted into the CAPE system, the recovery experience with the CBP to date, whether other written communications and acknowledgements regarding the refund status from the CBP exist, and any other factors that could support or raise concerns as to the ultimate receipt of the refund. Claims that have not yet been accepted into the CAPE portal as of June 30, 2026 have not been recognized in our financial statements. We will continue to monitor relevant developments and evaluate the recognition of tariff recoveries in future periods.

See “Note 13  —  Commitments and Contingencies.”

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

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. Inherent in determining our annual effective income tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, including net operating loss carryforwards and research and development costs capitalized for income tax purposes, is dependent upon generating sufficient future taxable income in the appropriate jurisdiction prior to the expiration of the amortization or carryforward periods. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as projections for growth. We establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit and release these allowances when it is more likely than not that these deductions or credits will be used.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period after giving effect to dilutive common share equivalents resulting from the assumed vesting of RSUs, unless the effect would be antidilutive or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. Common share equivalents related to time- and performance-based RSUs were included in the calculation of diluted net income per share for the years ended June 30, 2026, 2025 and 2024. For further information on RSUs, see “Note 9 — Stock Incentive Plan.”

For the Year Ended June 30	2026	2025	2024
Net income	$99,720	$48,264	$2,416

Weighted average number of shares – basic	40,546	40,515	40,504
Dilutive effect of restricted stock units	418	163	19
Weighted average number of shares - diluted	40,964	40,678	40,523

Net income per share
basic	$2.46	$1.19	$0.06
diluted	$2.43	$1.19	$0.06

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU outlines specific categories to be provided in the rate reconciliation and requires additional information for those reconciling items that meet a quantitative threshold. The ASU requires disaggregated disclosure of federal, state and foreign income taxes paid, including disaggregation by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The ASU also requires disaggregated disclosure of federal, state and foreign income from continuing operations before income taxes. The ASU is effective for Phibro’s fiscal year ended June 30, 2026, and the guidance regarding the enhanced disclosures has been applied on a prospective basis. Accordingly, prior year periods were not retrospectively adjusted. See “Note 12  —  Income Taxes.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price for the Acquisition was approximately $297.5 million ($286.5 million net of cash acquired), which was funded by Delayed Draw Term A-1 Loans and Delayed Draw Term A-2 Loans drawn on the 2024 Credit Facilities (each as defined below in Note 6). The purchase and sale agreement underlying the transaction provides for closing working capital and other adjustments to be completed after the Acquisition. These adjustments were completed in May 2025.

For the years ended June 30, 2026, 2025 and 2024, we recognized transaction costs related to the Acquisition of $0.4 million, $13.3 million, and $6.4 million, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the Acquisition and are reflected within selling, general and administrative expenses in our consolidated statements of operations.

The amount of revenue attributable to the Acquisition included in consolidated statements of operations for the twelve months ended June 30, 2026 and 2025 is $358.2 million and $208.2 million, respectively. Based on our current operational structure and the nature and mix of legal entities and assets acquired, we were not able to complete a full cost identification and allocation assessment for activities related to the Acquisition. As a result, we are unable to accurately determine earnings or loss attributable to the Acquisition since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the final allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the Acquisition that was recorded as of June 30, 2025.

Final
Purchase Price Allocation
Assets acquired:
Cash and cash equivalents	$11,018
Accounts receivable, net	350
Inventories, net	138,981
Property, plant and equipment	144,964
Other assets (1)	13,208
Goodwill (2)	4,948
Total fair value of assets acquired	313,469
Liabilities assumed:
Accounts payable	1,411
Accrued expenses and other current liabilities	4,165
Other noncurrent liabilities	10,346
Total fair value of liabilities assumed	15,922
Fair value of net assets acquired	$297,547

(1)	Includes current and noncurrent amounts.
(2)	Goodwill is reported within the Animal Health segment. An immaterial amount of the goodwill is deductible for tax purposes.

In the table above, the estimate of fair value of inventories, net was determined using the replacement cost method, which contemplates the costs to complete the manufacturing and sales process, a reasonable profit allowance from the sales process, and estimated holding costs. The cost basis of raw materials was determined to represent current replacement cost and therefore approximates fair value. The net fair value step-up adjustment to inventories of $7.6 million was amortized to cost of goods sold as the inventory was sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.   Statements of Operations—Additional Information

Disaggregated revenue and customer payment terms

We develop, manufacture and market a broad range of products for food animals including poultry, beef and dairy cattle, swine, aquaculture and dogs. The products help prevent, control and treat diseases and enhance nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products directly to integrated poultry, cattle and swine customers and through commercial animal feed manufacturers, distributors and veterinarians The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

We have a diversified portfolio of products that are classified within our three reportable business segments — Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and other: MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products. The MFAs and other category also includes antibacterials and other processing aids used in the ethanol fermentation industry.
●	Nutritional specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers.
●	Vaccines: Vaccine products are primarily focused on preventing diseases in poultry, beef and dairy cattle, swine, and aquaculture. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products, as well as adjuvants for animal vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mineral Nutrition

The Mineral Nutrition business is comprised of formulations and concentrations of trace minerals such as zinc, manganese, copper, iron and other compounds, with a focus on customers in North America. Our customers use these products to fortify the daily feed requirements of their livestock’s diets and maintain an optimal balance of trace elements in each animal. We manufacture and market a broad range of mineral nutrition products for food animals including poultry, beef and dairy cattle and swine.

Performance Products

The Performance Products business manufactures and markets specialty ingredients for use in the personal care, industrial chemical and chemical catalyst industries.

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

For the Year Ended June 30	2026	2025	2024
Animal Health
MFAs and other	$810,728	$646,354	$420,959
Nutritional specialties	195,072	179,289	164,671
Vaccines	156,419	137,153	120,852
Total Animal Health	$1,162,219	$962,796	$706,482
Mineral Nutrition	282,341	253,240	243,663
Performance Products	73,533	80,179	67,534
Total	$1,518,093	$1,296,215	$1,017,679

Net Sales by Region

For the Year Ended June 30	2026	2025	2024
United States	$877,127	$739,919	$584,763
Latin America and Canada	340,668	298,649	247,705
Europe, Middle East and Africa	187,942	160,232	121,977
Asia Pacific	112,356	97,415	63,234
Total	$1,518,093	$1,296,215	$1,017,679

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

Additional Information

For the Year Ended June 30	2026	2025	2024
Interest expense, net
Credit Facilities	$43,815	$32,779	$20,646
2022 Term loan	—	12	862
Amortization of debt issuance costs	2,317	2,015	1,040
Refinancing expense	—	1,960	—
Other	284	458	462
Interest expense	46,416	37,224	23,010
Interest income	(1,987)	(2,622)	(4,474)
	$44,429	$34,602	$18,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended June 30	2026	2025	2024
Depreciation and amortization
Depreciation of property, plant and equipment	$44,635	$37,762	$26,517
Amortization of intangible assets	6,879	7,843	9,661
	$51,514	$45,605	$36,178

Depreciation of property, plant and equipment includes amortization of capitalized software costs of $1,523, $1,421 and $1,436 during 2026, 2025 and 2024, respectively.

Future amortization of intangible assets as of June 30, 2026 is expected to be:

For the Years Ending June 30
2027	$6,453
2028	6,245
2029	6,245
2030	4,843
2031	3,567
Thereafter	2,699
Total	$30,052

For the Year Ended June 30	2026	2025	2024
Research and development expense	$24,551	$23,726	$29,194

Research and development expenditures are expensed as incurred and are recorded in selling, general and administrative expenses in the consolidated statements of operations.

5.   Balance Sheets—Additional Information

As of June 30	2026	2025
Accounts receivable, net
Trade accounts receivable	$240,964	$230,240
Allowance for credit losses	(2,170)	(2,257)
	$238,794	$227,983

As of June 30	2026	2025
Allowance for credit losses
Balance at beginning of period	$2,257	$1,461
Provision for estimated credit losses	281	931
Effect of changes in exchange rates	71	17
Credit losses realized	(439)	(152)
Balance at end of period	$2,170	$2,257

As of June 30	2026	2025
Inventories, net
Raw materials	$194,967	$162,626
Work-in-process	26,957	27,982
Finished goods	312,959	253,817
	$534,883	$444,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2026	2025
Property, plant and equipment, net
Land	$33,028	$33,050
Buildings and improvements	196,185	175,892
Machinery and equipment	414,431	391,992
Construction in progress	40,894	32,716
	684,538	633,650
Accumulated depreciation	(315,364)	(278,960)
	$369,174	$354,690

Certain of our facilities in Israel are on leased land. These leases expire in calendar years 2039, 2045 and 2062. In March 2026, we entered into a lease for an industrial facility in Beit Shemesh, Israel, consisting of production, warehouse and office space. The lease has an initial noncancelable term of 10 years, with options to extend the lease through January 2051.

Property, plant and equipment, net includes internal-use software costs, net of accumulated amortization, of $5,576 and $3,672 at June 30, 2026 and 2025, respectively.

	Weighted-
	Average
	Useful Life
As of June 30	(Years)	2026	2025
Intangibles, net
Cost
Technology	12	$93,075	$92,601
Product registrations, marketing and distribution rights	9	19,855	18,935
Customer relationships	12	30,429	30,414
Trade names, trademarks and other	6	5,331	5,239
		148,690	147,189
Accumulated amortization
Technology		(71,808)	(66,962)
Product registrations, marketing and distribution rights		(19,237)	(18,225)
Customer relationships		(22,352)	(20,667)
Trade names, trademarks and other		(5,241)	(4,866)
		(118,638)	(110,721)
		$30,052	$36,469

For the year ended June 30, 2025, the balance of technology intangible assets includes the impact of a $885 non-cash write-off related to the closure of an immaterial business within the Animal Health segment that was recorded within selling, general, and administrative expenses.

As of June 30	2026	2025
Goodwill
Balance at beginning of period	$59,645	$54,557
Acquisition	—	4,948
Effect of changes in exchange rates	400	140
Balance at end of period	$60,045	$59,645

The entire goodwill balance is reported in the Animal Health segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2026	2025
Other assets
ROU operating lease assets	$51,574	$41,339
Deferred income taxes	17,011	25,548
Deposits	599	610
Insurance investments	4,070	6,547
Equity method investments	8,759	5,142
Derivative instruments	2,932	89
Debt issuance costs	3,323	3,714
Other	18,196	16,501
	$106,464	$99,490

As of June 30	2026	2025
Accrued expenses and other current liabilities
Employee related	$65,549	$51,758
Current operating lease liabilities	10,572	9,127
Commissions and rebates	20,435	23,274
Professional fees	6,240	8,098
Income and other taxes	22,127	8,397
Insurance-related	2,392	1,655
Insurance premium financing	6,881	5,476
Other	29,933	31,237
	$164,129	$139,022

In the table above, the liability for insurance premium financing has a fixed interest rate of 5.2% and requires monthly principal payments of $765 through March 2027.

As of June 30	2026	2025
Other liabilities
Long-term operating lease liabilities	$45,401	$33,740
Long-term and deferred income taxes	25,010	19,471
Supplemental retirement benefits, deferred compensation and other	5,250	5,526
U.S. pension plan	1,115	1,795
International retirement plans	4,275	3,532
Derivative instruments	—	3,885
Other long-term liabilities	10,476	11,361
	$91,527	$79,310

As of June 30	2026	2025
Accumulated other comprehensive loss
Derivative instruments	$4,923	$(2,354)
Foreign currency translation adjustment	(101,566)	(113,452)
Unrecognized net pension losses	(11,664)	(12,392)
Provision for income taxes on derivative instruments	(1,122)	649
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(4,814)	(4,635)
	$(106,077)	$(124,018)

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

On April 28, 2026, the 2024 Credit Agreement was amended (the “Amended 2024 Credit Agreement”) to increase our borrowing capacity by expanding the Revolving Credit Commitments by $125,000, from $310,000 to an aggregate commitment of $435,000 (the “Amended Revolving Credit Commitments” and, together with the Term A-1 Loans and Term A-2 Loans, the “Amended 2024 Credit Facilities”). The expanded borrowing capacity provides the Company with enhanced operating flexibility.

Borrowings under the Amended 2024 Credit Facilities bear interest at rates based on the ratio of the Company and its subsidiaries’ net consolidated indebtedness to the Company and its subsidiaries’ consolidated EBITDA (the “Net Leverage Ratio”). The interest rates per annum for loans under the Amended 2024 Credit Facilities are based on a fluctuating rate of interest as selected by the Company plus an applicable rate as set forth in the table below:

	Revolving Credit and Term A-1 Loans		Term A-2 Loans
Net Leverage Ratio	Base rate	SOFR	Base rate	SOFR
≥ 4.00:1.00	1.75%	2.75%	2.25%	3.25%
≥ 3.50:1.00 and < 4.00:1.00	1.50%	2.50%	2.00%	3.00%
≥ 2.25:1.00 and < 3.50:1.00	1.25%	2.25%	1.75%	2.75%
< 2.25:1.00	1.00%	2.00%	1.50%	2.50%

The Company may receive patronage from the lenders providing the Term A-2 Loans, to the extent eligible under such lender’s patronage program, as determined by such lender in its sole discretion. For the years ended June 30, 2026 and 2025, the Company received patronage rebates of $2,497 and $853, which is reflected as a reduction of interest expense, net in the Company’s consolidated statements of operations.

Pursuant to the terms of the Amended 2024 Credit Agreement, the Amended 2024 Credit Facilities are subject to various covenants that, among other things and subject to the permitted exceptions described therein, restrict us and our subsidiaries with respect to: (i) incurring additional debt; (ii) making certain restricted payments or making optional redemptions of other indebtedness; (iii) making investments or acquiring assets; (iv) disposing of assets (other than in the ordinary course of business); (v) creating any liens on our assets; (vi) entering into transactions with affiliates; (vii) entering into merger or consolidation transactions; and (viii) creating guarantee obligations; provided, however, that we are permitted to pay distributions to stockholders out of available cash subject to certain annual limitations and a quarterly maximum Net Leverage Ratio of 4.0x and so long as no default or event of default under the Amended 2024 Credit Facilities shall have occurred and be continuing at the time such distribution is declared. Indebtedness under the Amended 2024 Credit Facilities is collateralized by a first priority lien on substantially all assets of Phibro and certain of our domestic subsidiaries. The Amended 2024 Credit Agreement contains an acceleration clause should an event of default (as defined therein) occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Amended 2024 Credit Agreement requires, among other things, compliance with financial covenants regarding: (i) a maximum Net Leverage Ratio and (ii) a minimum interest coverage ratio, each calculated on a trailing four-quarter basis, as follows:

Period	maximum Net Leverage Ratio	minimum interest coverage ratio
Prior to October 31, 2024	4.00:1.00	3.00:1.00
First fiscal quarter ending after October 31, 2024 through January 3, 2026	4.75:1.00	2.50:1.00
After January 3, 2026 to January 3, 2027	4.50:1.00	2.75:1.00
After January 3, 2027 to January 3, 2028	4.25:1.00	3.00:1.00
After January 3, 2028	4.00:1.00	3.00:1.00

As of June 30, 2026, we were in compliance with the financial covenants of the Amended 2024 Credit Agreement.

For the year ended June 30, 2026, we paid fees of $567 to execute the Amended Revolving Credit Commitments. These fees will be amortized to interest expense through the maturity date of the Amended Revolving Credit Commitments. For the year ended June 30, 2025, we paid $10,377 in lender and other fees related to the 2024 Credit Facilities, which are being amortized to interest expense through the maturity dates of the Amended 2024 Credit Facilities. The payment of these debt issuance costs is reflected within the financing activities section of the consolidated statements of cash flows. For the year ended June 30, 2025, we also incurred $1,960 in certain costs and charges resulting from the refinancing, which included $1,446 of new creditor and third-party financing costs and $514 in debt extinguishment costs resulting from the write-off of unamortized deferred financing costs on previously outstanding debt.

As of June 30, 2026, we had $116,000 in borrowings drawn under the Amended 2024 Revolving Credit Commitments and had outstanding letters of credit of $2,083, leaving $316,917 available for further borrowings and letters of credit under the Amended Revolving Credit Commitments, subject to restrictions in our Amended 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all approximately one year.

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

Debt Balances and Interest Rate Information

Long-Term Debt Balances

As of June 30	2026	2025
Term A-1 Loans due July 2029	$335,812	$344,588
Term A-2 Loans due July 2031	286,063	293,537
Gross term loan balances	621,875	638,125
Unamortized debt issuance costs	(5,081)	(6,440)
Term loan balances, net of unamortized debt issuance costs	616,794	631,685
Less: current maturities of long-term debt and other	(25,025)	(16,250)
Long-term debt	$591,769	$615,435

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

	June 30		Years Ended June 30
	2026	2025	2026	2025	2024
Revolving Credit Facility	5.89%	5.89%	5.89%	6.30%	6.14%
Initial Term A-1 Loan due July 2029	5.44%	5.45%	5.45%	2.85%	—%
Initial Term A-2 Loan due July 2031	6.39%	6.39%	6.39%	3.31%	—%
Delayed Draw Term A-1 Loan due July 2029	5.92%	6.50%	6.12%	6.39%	—%
Delayed Draw Term A-2 Loan due July 2031	6.43%	7.20%	6.68%	6.81%	—%
2021 Term A Loan	—%	—%	—%	—%	2.36%
2023 Incremental Term Loan	—%	—%	—%	—%	7.64%
2022 Term Loan	—%	—%	—%	—%	7.41%

Interest rates as of the balance sheet dates are based on rates in effect as of those dates, including SOFR fluctuating rates of interest, applicable rates and the interest rate swap agreements.

In September 2024, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the Amended 2024 Credit Facilities to a fixed rate of 3.18% through September 2029.

In March 2025, we entered into an interest rate swap agreement on $275,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the Amended 2024 Credit Facilities to a fixed rate of 3.64% through February 2030.

In addition, we were party to an interest rate swap of agreement on $300,000 of notional principal that effectively converted the floating SOFR portion of our interest obligation on that amount of debt to a fixed rate of 0.51% through June 2025 as a hedge against our existing variable rate debt issued under the Amended 2024 Credit Facilities. This swap agreement expired on June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We designated the interest rate swaps and interest rate collar as highly effective cash flow hedges. For additional details, see “Note 14 — Derivatives.”

Aggregate Maturities of Long-Term Debt and Revolver

For the Years Ending June 30	Annual Maturities	Interest Payments
2027	$25,025	$43,769
2028	25,025	42,289
2029	25,025	40,809
2030	406,637	16,723
2031	7,475	16,243
Thereafter	248,688	—
Total	$737,875	$159,833

For purposes of estimating future interest payments until maturity, we assume long-term debt decreases in accordance with the scheduled amortization payments, the outstanding balance of our revolving credit facility borrowings continues unchanged, the September 2024 and March 2025 interest rate swap agreements remain in place through their maturity dates, and future interest rates are the same as the rates at June 30, 2026.

7.    Leases

Our lease portfolio consists of real estate, vehicles and equipment ROU assets, classified as operating leases. The remaining non-cancelable lease terms, inclusive of renewal options reasonably certain of exercise, range from one to 20 years.

The following table summarizes the ROU assets and the related lease liabilities recorded on the consolidated balance sheet:

As of June 30	2026	2025	Balance Sheet Classification
Assets:
Operating lease ROU assets	$51,574	$41,339	Other assets

Liabilities:
Current portion	10,572	9,127	Accrued expenses and other current liabilities
Non-current portion	45,401	33,740	Other liabilities
Total operating lease liabilities	$55,973	$42,867

The following table summarizes the composition of net lease expense:

For the Year Ended June 30	2026	2025	2024
Operating lease expense	$11,696	$9,809	$8,888
Variable lease expense	2,621	2,059	1,150
Short-term lease expense	1,590	1,477	1,397
Total lease expense	$15,907	$13,345	$11,435

The following tables include other supplemental information:

For the Year Ended June 30	2026	2025	2024
Operating cash flows used for ROU operating leases	$11,710	$9,670	$8,231
Non-cash changes to ROU operating assets and lease liabilities	$19,426	$11,458	$9,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30	2026	2025
Weighted average remaining lease term (in years) - operating leases	10.4	9.1
Weighted average discount rate - operating leases	5.02%	5.01%

At June 30, 2026 maturities of future lease liabilities were:

For the Years Ending June 30
2027	$12,199
2028	9,957
2029	7,499
2030	5,770
2031	4,917
2032 and thereafter	29,987
Total lease payments	70,331
Less: interest	14,358
Total operating lease liabilities	$55,973

There were no significant future payment obligations related to executed lease agreements for which the related lease had not yet commenced as of June 30, 2026. Our lease agreements do not contain any material restrictive covenants or residual value guarantee provisions.

8.   Common Stock, Preferred Stock and Dividends

Preferred stock and common stock at June 30, 2026 and 2025 were:

As of June 30	2026	2025		2026	2025

	Authorized Shares		Par value	Issued and outstanding shares
Preferred stock	16,000,000	16,000,000	$0.0001	—	—
Common stock – Class A	300,000,000	300,000,000	$0.0001	21,068,682	20,367,574
Common stock – Class B	30,000,000	30,000,000	$0.0001	19,496,034	20,166,034

Holders of our Class B common stock converted 670,000 shares of Class B common stock to Class A common stock for the year ended June 30, 2026. No shares of Class B common stock were converted to Class A common stock for the year ended June 30, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Dividends

We declared and paid quarterly cash dividends totaling $19,463, $19,449, and $19,442 for the years ended June 30, 2026, 2025, and 2024, respectively, to holders of our Class A common stock and Class B common stock.

On July 28, 2026 our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on September 23, 2026 to stockholders of record at the close of business on September 2, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.   Stock Incentive Plan

In March 2008, our Board of Directors and stockholders adopted the 2008 Incentive Plan (the “Incentive Plan”). The Incentive Plan provides directors, officers, employees and consultants to the Company with opportunities to purchase common stock pursuant to options that may be granted and receive grants of restricted stock and other stock-based awards granted, from time to time by the Board of Directors or a committee approved by the Board. The Incentive Plan provides for grants of stock options, stock awards and other incentives for up to 6,630,000 shares. There were 4,370,837 Class A shares available for grant pursuant to the Incentive Plan as of June 30, 2026.

Restricted Stock Units

On August 1, 2025, the Company, granted 113,944 time-based RSUs with a grant date fair value of $25.19 to certain senior-level employees pursuant to the Company’s Incentive Plan. Each RSU represents the right to receive a share of our common stock upon vesting. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2025, subject to continued employment through the applicable vesting date.

In fiscal year 2024, our Board of Directors approved grants of 600,000 RSUs to certain officers of the Company, pursuant to the Company’s Incentive Plan and the RSU award agreements. Certain of these RSUs are subject to time-based vesting and certain RSUs are subject to performance-based vesting contingent upon the achievement of certain stock price targets.

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

Stock-based compensation expense related to RSUs was $1,597, $717, and $475 for the years ended June 30, 2026, 2025 and 2024, respectively.

For the year ended June 30, 2026, changes to the number of outstanding RSUs were as follows:

For the Year Ended June 30, 2026	RSUs	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2025	570,000	$5.19
Granted	113,944	$25.19
Vested	(31,108)	$11.13
Canceled	(3,161)	$25.19
Outstanding at June 30, 2026	649,675	$8.33

During the years ended June 30, 2026 and 2025, the fair value of the time-based RSUs that vested was $1,600 and $711, respectively. There were no excess tax benefits recognized on the vesting of these RSUs. As of June 30, 2026, there was $3,230 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted-average period of 2.5 years.

Subsequent Events

In July 2026, the Company granted 300,000 RSUs to its Chief Executive Officer (“CEO”), pursuant to the Company’s Incentive Plan and the CEO’s RSU award agreement. The RSUs have a grant date fair value of $3,623 and will vest on June 30, 2031, in increments of 25% (with linear interpolation to apply for achievement between increments) based upon achievement of the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on June 30, 2031 (the “90-Day Average”) from $70 to $100 and above, subject to Mr. D. Bendheim’s continued employment on such date. None of the RSUs will vest if the 90-Day Average is below $70, and the maximum vesting percentage for the RSUs is 100% for achievement of a 90-Day Average of $100 or above.

On August 1, 2026, the Company granted 109,066 time-based RSUs with a grant date fair value of $3,863 to certain senior-level employees. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2026, subject to continued employment through the applicable vesting date, and the related compensation expense will be recognized on a straight-line basis over the three-year vesting period based on the grant date fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Related Party Transactions

Certain relatives of Jack C. Bendheim, our Chairman, President and Chief Executive Officer through June 30, 2026, provided services to the Company as employees or consultants and received aggregate compensation and benefits of $2,593, $2,178, and $1,590 during 2026, 2025 and 2024, respectively. Mr. Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

11.     Employee Benefit Plans

Domestic Pension Plan

We maintain a noncontributory defined benefit pension plan for all domestic nonunion employees employed on or prior to December 31, 2013, who meet certain requirements of age, length of service and hours worked per year. We amended the plan to eliminate credit for future service and compensation increases, effective September 2016. Plan benefits are based upon years of service and average compensation, as defined. The measurement dates for the plan were as of June 30, 2026 and 2025.

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

Changes in the projected benefit obligation were:

For the Year Ended June 30	2026	2025
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$32,760	$33,261
Interest cost	1,624	1,672
Benefits paid	(1,175)	(1,435)
Actuarial gain	(180)	(738)
Projected benefit obligation at end of year	$33,029	$32,760

The discount rate used for the projected benefit obligation at June 30, 2026 and 2025, was 5.6% and 5.5%, respectively.

The projected benefit obligation for the year ended June 30, 2026 increased slightly due to an decrease in benefit payments relative to the prior year. The discount rate used each period is determined with reference to current long-term bond market rates. The projected benefit obligation also increases each year by the interest cost due to the passage of time and decreases each year by the benefits paid to plan participants.

Changes in the plan assets and funded status of the plan were:

For the Year Ended June 30	2026	2025
Change in plan assets
Fair value of plan assets at beginning of year	$30,965	$31,024
Actual return on plan assets	2,124	1,376
Benefits paid	(1,175)	(1,435)
Fair value of plan assets at end of year	$31,914	$30,965

Liability funded status at end of year	$(1,115)	$(1,795)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual return on plan assets for the year ended June 30, 2026 was higher than expected due to an increase in the market value of fixed income securities. Our investment strategy is to hold a significant portion of our plan assets in fixed income securities with maturities and amounts approximately matching projected future benefit payments.

The funded status is included in other liabilities in the consolidated balance sheets at June 30, 2026 and 2025, respectively. We seek to maintain an asset balance that meets the long-term funding requirements identified by actuarial projections while also satisfying ERISA fiduciary responsibilities. We do not expect to contribute to the domestic pension plan during 2027.

Accumulated other comprehensive loss related to the plan was:

For the Year Ended June 30	2026	2025
Accumulated other comprehensive loss related to pension plan
Balance at beginning of period	$(12,392)	$(13,012)
Amortization of net actuarial loss	314	308
Current period net actuarial gain	414	312
Net change	728	620
Balance at end of period	$(11,664)	$(12,392)

Net periodic pension expense was:

For the Year Ended June 30	2026	2025	2024
Interest cost on benefit obligation	$1,624	$1,672	$1,775
Expected return on plan assets	(1,890)	(1,802)	(1,884)
Amortization of net actuarial loss and prior service costs	314	308	370
Settlement expense	—	—	10,674
Net periodic pension expense	$48	$178	$10,935

Significant actuarial assumptions used for the net periodic pension expense for the plan were:

For the Year Ended June 30	2026	2025	2024
Discount rate for interest cost	5.1%	5.2%	5.0%
Expected rate of return on plan assets	6.3%	6.0%	5.8%
Discount rate for benefit obligation	5.5%	5.4%	5.1%

The plan used the Aon AA Bond Universe as a benchmark for its discount rate as of June 30, 2026, 2025 and 2024. The discount rate is determined by matching the plan’s timing and amount of expected cash outflows to a bond yield curve constructed from a population of AA-rated corporate bond issues that are generally non-callable and have at least $250 million par value outstanding. From this, the discount rate that results in the same present value is calculated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments, based on the benefit obligation as of June 30, 2026 are:

For the Years Ending June 30
2027	$1,684
2028	1,863
2029	2,071
2030	2,171
2031	2,234
2032 – 2036	11,999

The plan’s target asset allocation for 2027 and the weighted-average asset allocation of plan assets as of June 30, 2026 and 2025 are:

	Target
	Allocation	Percentage of Plan Assets
For the Year Ended June 30	2027	2026	2025
Debt securities	65% - 85%	68%	77%
Equity securities	10% - 30%	27%	19%
Global asset allocation/risk parity (1)	0% - 15%	4%	3%
Other	0% - 10%	1%	1%
(1)	The global asset allocation/risk parity category consists of a variety of asset classes including, but not limited to, global bonds, global equities, real estate and commodities.

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

The fair values of the plan assets by asset category were:

	Fair Value Measurements Using
As of June 30, 2026	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$170	$—	$—	$170
Common-collective funds
Global large cap equities	—	7,748	1,034	8,782
Fixed income securities	—	21,793	—	21,793
Mutual funds
Global asset allocations/risk parity	1,169	—	—	1,169
	$1,339	$29,541	$1,034	$31,914

	Fair Value Measurements Using
As of June 30, 2025	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$264	$—	$—	$264
Common-collective funds
Global large cap equities	—	5,249	550	5,799
Fixed income securities	—	23,888	—	23,888
Mutual funds
Global asset allocations/risk parity	1,014	—	—	1,014
	$1,278	$29,137	$550	$30,965

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of the changes in the fair value of Level 3 assets:

Change in Fair Value Level 3 assets	2026	2025
Balance at beginning of period	$550	$524
Redemptions	(2)	(202)
Purchases	250	130
Change in fair value	236	98
Balance at end of period	$1,034	$550

The following outlines the valuation methodologies used to estimate the fair value of plan assets:

●	Cash and cash equivalents are valued at $1 per unit;
●	Common-collective funds are determined based on current market values of the underlying assets of the fund;
●	Mutual funds are valued using quoted market prices in active markets; and
●	For Level 3 managed assets, business appraisers use a combination of valuations and appraisal methodologies, as well as a number of assumptions to create a price that brokers evaluate. For Level 3 non-managed assets, pricing is provided by various sources, such as issuer or investment manager.

Other employee benefit plans

We provide a 401(k) retirement savings plan, under which United States employees may make pre-tax and post-tax contributions. The Company contributes: (i) a matching contribution equal to 100% of the first 6.0% of an employee’s contribution; and (ii) an additional discretionary contribution of up to 4.5% of compensation, depending on the employee’s age and years of service, provided that such contributions comply with ERISA non-discrimination requirements. Employee and Company contributions are subject to certain ERISA limitations. Employees are immediately vested in Company contributions. Our contribution expense was $11,968, $7,846 and $5,395 in 2026, 2025 and 2024, respectively.

Our consolidated balance sheets include other employee-related liabilities of $9,525 and $9,058 as of June 30, 2026 and 2025, respectively, including international retirement plans, supplemental retirement benefits and long-term incentive arrangements. Expense under these plans was $7,125, $4,340 and $4,189 in 2026, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

The components of income before income taxes consisted of the following:

For the Year Ended June 30	2026	2025	2024
Domestic	$57,480	$3,304	$(22,820)
Foreign	79,866	64,689	33,736
Income before income taxes	$137,346	$67,993	$10,916

Components of the provision for income taxes were:

For the Year Ended June 30	2026	2025	2024
Current provision:
Federal	$3,555	$5,557	$3,037
State and local	2,789	2,448	1,718
Foreign	24,056	16,477	15,740
Total current provision	30,400	24,482	20,495
Deferred provision (benefit):
Federal	7,951	(4,412)	(4,755)
State and local	-	(1,521)	(1,523)
Foreign	(15)	1,171	(4,468)
Change in foreign valuation allowances	(710)	9	(1,249)
Total deferred provision (benefit)	7,226	(4,753)	(11,995)
Provision for income taxes	$37,626	$19,729	$8,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended June 30, 2026:

For the Year Ended June 30, 2026	Total	%
U.S. federal statutory income tax rate	$28,843	21.0%
United States:
State and local income taxes, net of federal income tax benefit(1)	2,190	1.6%
Effects of cross border tax laws:
Global intangible low-taxed income, net	2,036	1.5%
Foreign-derived intangible income	(1,935)	(1.4)%
Other	1,391	1.0%
Tax credits:
Research and development tax credits	(1,223)	(0.9)%
Other	(434)	(0.3)%
Non-taxable or non-deductible items	1,003	0.7%
Other	(1,837)	(1.3)%
Foreign tax effects:
Israel:
Effect of rates different than statutory	470	0.3%
Effect of Israel reduced rate	(1,728)	(1.3)%
Other	173	0.1%
Brazil:
Effect of rates different than statutory	4,514	3.3%
Other	(996)	(0.7)%
Argentina:
Effect of rates different than statutory	1,145	0.8%
Other	405	0.3%
Other foreign jurisdictions	820	0.6%
Changes in unrecognized tax benefits	2,789	2.0%
Provision for income taxes and effective tax rate	$37,626	27.4%

(1)	Minnesota, California, and Illinois, comprise the majority (greater than 50%) of domestic state and local taxes, net of federal benefit.

Reconciliations of the federal statutory rate to the Company’s effective tax rate were as follows for the years ended June 30, 2025 and 2024:

For the Year Ended June 30	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	0.6	(1.1)
Taxes on non-U.S. income	(0.6)	9.9
Changes in uncertain tax positions	—	30.7
Global intangible low-taxed income	4.7	18.3
Recognition of federal and foreign tax credits	(13.7)	(10.6)
Change in valuation allowance	(0.1)	(11.4)
Foreign-derived intangible income	—	(3.8)
Non-U.S. withholding and related taxes, net, on planned repatriation	13.0	28.4
Impact of foreign tax credit regulations and related changes	—	(20.0)
Non-deductible operating expenses	2.9	11.3
Non-deductible acquisition costs	—	4.3
Other	1.1	0.9
Effective income tax rate	29.0%	77.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record the GILTI aspects of comprehensive U.S. income tax legislation as a period expense. The provision for income taxes for the years ended June 30, 2026, 2025 and 2024, included $1,398, $3,198 and $2,003 of federal tax expense from the effects of GILTI, respectively.

The Company benefits from certain tax incentives in Israel, the impact of which are included within “Effect of Israel reduced rate” in the rate reconciliation table above for the year ending June 30, 2026 and “Taxes on non-U.S. income” in the rate reconciliation table above for the years ending June 30, 2025 and 2024.

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

As of June 30	2026	2025
Deferred tax assets:
Employee-related accruals	$6,632	$5,940
Inventory	6,472	10,681
Environmental remediation	652	783
Net operating loss carry forwards–domestic	864	689
Net operating loss carry forwards–foreign	921	2,705
Operating lease liabilities	7,073	8,399
R&D cost capitalization	7,380	8,647
Interest expense limitation	426	3,900
Accrued expenses	10,450	11,001
Acquisition related expenses	2,051	2,161
Other	2,017	4,703
	44,938	59,609
Valuation allowance	(569)	(1,279)
	44,369	58,330
Deferred tax liabilities:
Property, plant and equipment and intangible assets	(16,961)	(18,989)
Operating lease ROU assets	(6,636)	(7,939)
Prepaid expenses	(1,651)	(1,728)
Unrealized foreign exchange	(1,188)	(1,601)
Non-U.S. withholding and related taxes, net, on planned repatriation	(250)	(250)
Other	(4,641)	(6,472)
	(31,327)	(36,979)
Net deferred tax asset	$13,042	$21,351

Deferred taxes are included in the consolidated balance sheets as follows:

As of June 30	2026	2025
Other assets	$17,011	$25,548
Other liabilities	(3,969)	(4,197)
	$13,042	$21,351

The valuation allowance established against deferred tax assets was:

As of June 30	2026	2025	2024
Balance at beginning of period	$1,279	$1,288	$2,598
Benefit for income taxes	(710)	(9)	(1,310)
Balance at end of period	$569	$1,279	$1,288

The Company records valuation allowances against certain foreign and state deferred tax assets when, after considering all of the available evidence, it is more likely than not that these assets will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has $20,258 of state net operating loss carry forwards, of which $13,238 will expire in 2029 through 2045, and $6,930 that do not expire. States with net operating losses generally conform to federal limitations (i.e., post-2017, 80% of current taxable income with an unlimited carry forward period and pre-2018, 100% of current taxable income with 20-year carry forward period). The Company has $3,977 of foreign net operating loss carry forwards primarily in jurisdictions that have no expiration. Belgium has no limitation against the first EUR 1,000 of taxable income and 70% of the excess can be offset by net operating loss carry forwards.

If amounts are repatriated from certain of our foreign subsidiaries, we could be subject to additional non-U.S. income and withholding taxes. In connection with the Acquisition (see Note 3), we expect to repatriate approximately $5,000 of non-U.S. earnings, which will be subject to applicable non-U.S. withholding and related taxes. As of June 30, 2026, we recorded a liability of $250 related to undistributed earnings. We consider all other undistributed earnings of such foreign subsidiaries to be indefinitely reinvested. It is not practicable to estimate the additional deferred tax liability associated with the potential repatriation of the undistributed earnings. We do not provide income taxes for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

Income taxes paid, net of refunds, for the year ended June 30, 2026 were as follows:

For the Year Ended June 30	2026
United States:
Federal	$-
State and local	1,549
Total United States	1,549
Foreign:
Brazil	8,559
Israel	4,348
Mexico	2,396
China	1,386
Other	2,385
Total Foreign	19,074
Total income taxes paid, net of refunds	$20,623

Income taxes paid, net of refunds, for the years ended June 30, 2025 and 2024 were $13,400 and $15,430, respectively.

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

Reconciliations of the beginning and ending amounts of gross unrecognized tax benefits are as follows:

As of June 30	2026	2025	2024
Unrecognized tax benefits–beginning of period	$12,470	$11,861	$9,449
Tax position changes–current period	3,255	(809)	2,066
Tax position changes–prior periods, including settlements with tax authorities	(11)	541	615
Lapse of statute of limitations	(1,060)	(637)	(58)
Effect of changes in exchange rates	2,478	1,514	(211)
Unrecognized tax benefits–end of period	17,132	12,470	11,861
Interest and penalties–end of period	3,909	2,804	1,689
Total liabilities related to uncertain tax positions	$21,041	$15,274	$13,550

We recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes. We recognized and recorded interest and penalties expense of $672, $888 and $740 for 2026, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax returns for the following periods are no longer subject to examination by the relevant tax authorities:

●	U.S. federal and significant states, through June 30, 2022;
●	Brazil, through December 31, 2020; and
●	Israel, through June 30, 2021.

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

OBBBA has multiple effective dates, with certain international tax provisions not impacting the Company until July 1, 2026. To date, the impact of this legislation was immaterial on our consolidated financial statements. The Company is currently evaluating the potential impact of this legislation on its future consolidated financial statements. Any material effects of OBBBA, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

13.    Commitments and Contingencies

Environmental

Our operations and properties are subject to extensive federal, state, local and foreign laws and regulations, including those governing pollution; protection of the environment; the use, management, and release of hazardous materials, substances and wastes; air emissions; greenhouse gas emissions; water use, supply and discharges; the investigation and remediation of contamination; the manufacture, distribution, and sale of regulated materials, including pesticides; the importing, exporting and transportation of products; and the health and safety of our employees (collectively, “Environmental Laws”). As such, the nature of our current and former operations exposes us to the risk of claims with respect to such matters, including fines, penalties, and remediation obligations that may be imposed by regulatory authorities. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Known costs and expenses under Environmental Laws incidental to ongoing operations, including the cost of litigation proceedings relating to environmental matters, are included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws or to investigate or remediate potential or actual contamination, and from time to time we establish contingent loss accruals for such contemplated investigation and remediation costs. In many instances, the ultimate costs under Environmental Laws and the period during which such costs are likely to be incurred are difficult to predict.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,260 and $4,292 at June 30, 2026 and 2025, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

United States Tariffs

In February 2026, the Supreme Court ruled that tariffs previously imposed under the IEEPA from February 4, 2025 to February 24, 2026 were not authorized. In response to this ruling, we are pursuing the potential recovery of IEEPA tariffs previously paid. As of June 30, 2026, we have confirmed acceptance of claims submitted to the CAPE portal administered by the CBP for the refund of approximately $11.7 million in tariffs previously paid by the Company.

We have elected to use the loss recovery model to account for the recoveries of our claims accepted by the CBP. Under this model, a loss recovery is recorded when the recovery is probable and estimable. As of June 30, 2026, we recorded a receivable of $11.7 million within other current assets for claims accepted by the CBP. Of the total recovery, $8.5 million related to tariffs on inventory previously sold to customers and was recorded as a reduction of cost of goods sold for the three and twelve months ended June 30, 2026, and $3.2 million related to tariffs on inventory held as of June 30, 2026 and was recorded as a reduction of inventory. The amount recorded as a reduction of inventory will be recognized as a reduction of cost of goods sold as the related inventory is sold.

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

In September 2024, we entered into an interest rate swap agreement on $150,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the Amended 2024 Credit Facilities to a fixed rate of 3.18% through September 2029.

In March 2025, we entered into an interest rate swap agreement on $275,000 of notional principal that effectively converts the floating SOFR portion of our interest obligation on that amount of debt issued under the Amended 2024 Credit Facilities to a fixed rate of 3.64% through February 2030.

We were a party to an interest rate swap agreement on $300,000 of notional principal that effectively converted the floating SOFR portion of our interest obligation to a fixed rate of 0.51% through June 2025. This agreement expired on June 30, 2025.

We have designated the interest rate swaps and interest rate collar as highly effective cash flow hedges.

We continue to be a party to foreign currency option contracts used to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through September 2026. The forecasted inventory purchases are probable of occurring, and the individual option contracts are designated as highly effective cash flow hedges.

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

As of June 30	2026	2025
Other current assets
Foreign currency option contracts, net	$2	$—
Interest rate swaps	1,989	1,442
Other assets
Interest rate swaps	2,932	89
Other liabilities
Interest rate swaps	—	(3,885)
Total Fair Value
Foreign currency option contracts, net	2	—
Interest rate swaps	4,921	(2,354)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notional amounts of the derivatives as of the balance sheet date were:

As of June 30	2026
Interest rate swaps		$425,000
Brazil Real-USD call options	R$	9,000
Brazil Real-USD put options	R$	(9,000)

The consolidated statements of operations and statements of other comprehensive income (“OCI”) for the years ended June 30, 2026 and 2025 included the effects of derivatives as follows:

For the Year Ended June 30	2026	2025
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$(20)	$(1,142)
Consolidated statement of operations - total cost of goods sold	$1,005,578	$896,273
Consolidated statement of operations - total selling, general and administrative expenses	$318,119	$289,477
Income recorded in comprehensive income	$(2)	$(47)
Interest rate swaps
Income recorded in consolidated statements of operations	$(1,869)	$(14,933)
Consolidated statement of operations - total interest expense, net	$44,429	$34,602
(Income) expense recorded in comprehensive income	$(7,275)	$15,505

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

In assessing the fair value of financial instruments at June 30, 2026 and 2025, we used a variety of methods and assumptions that were based on estimates of market conditions and risks existing at the time.

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

Fair Value of Assets (Liabilities)

As of	June 30, 2026			June 30, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$10,500	$—	$—	$12,000	$—	$—
Short-term investments	$20,575	$—	$—	$9,000	$—	$—
Foreign currency derivatives	$—	$2	$—	$—	$—	$—
Interest rate swaps	$—	$4,921	$—	$—	$(2,354)	$—

There were no Level 3 liabilities during the periods presented.

For a detailed discussion on the fair value of our pension plan assets, see “Note 11 — Employee Benefit Plans.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Business Segments

We evaluate performance and allocate resources based on the Animal Health, Mineral Nutrition and Performance Products reporting segments. The Chief Executive Officer is the chief operating decision-maker (“CODM”) for the Company. We evaluate performance of our segments based on Adjusted EBITDA. Included in the segment Adjusted EBITDA analyses provided to the CODM is information on segment cost of goods sold and selling, general and administrative expenses. There are no other significant segment expense categories regularly provided to the CODM.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended June 30	2026	2025	2024
Net sales
Animal Health	$1,162,219	$962,796	$706,482
Mineral Nutrition	282,341	253,240	243,663
Performance Products	73,533	80,179	67,534
Total segments	$1,518,093	$1,296,215	$1,017,679

For the Year Ended June 30	2026	2025	2024
Animal Health
Net sales	$1,162,219	$962,796	$706,482
Cost of goods sold	692,528	607,069	428,683
Selling, general and administrative expenses (1)	213,383	182,310	162,009
Add: Depreciation and amortization	46,268	40,475	30,194
Add: Acquisition-related cost of goods sold (2)	1,956	5,679	521
Add: Phibro Forward income growth initiatives implementation costs - cost of goods sold (3)	—	3,798	—
Add: Phibro Forward income growth initiatives implementation costs - SG&A (3)	—	1,771	—
Subtract: Insurance proceeds (4)	(954)	(2,880)	(899)
Adjusted EBITDA	303,578	222,260	145,606
Mineral Nutrition
Net sales	282,341	253,240	243,663
Cost of goods sold	255,664	226,864	222,363
Selling, general and administrative expenses (1)	7,221	7,642	7,278
Add: Depreciation and amortization	2,214	2,102	2,427
Adjusted EBITDA	21,670	20,836	16,449
Performance Products
Net sales	73,533	80,179	67,534
Cost of goods sold	57,382	62,364	53,519
Selling, general and administrative expenses (1)	9,056	8,405	8,041
Add: Depreciation and amortization	966	1,137	1,688
Adjusted EBITDA	8,061	10,547	7,662
Adjusted EBITDA – Total segments	$333,309	$253,643	$169,717
Reconciliation of Adjusted EBITDA to income before income taxes:
Less:
Interest expense, net	44,429	34,602	18,536
Depreciation and amortization – Total segments	49,448	43,714	34,309
Depreciation and amortization – Corporate	2,066	1,891	1,869
Corporate costs	78,338	69,959	58,480
Acquisition-related cost of goods sold	1,956	5,679	521
Acquisition-related transaction costs	1,305	13,322	6,405
Pension settlement cost	—	—	10,674
Brazil employment taxes	—	—	4,202
Stock-based compensation - named executive officer awards granted in fiscal year 2024	717	717	475
Phibro Forward income growth initiatives implementation costs - cost of goods sold (3)	—	3,798	—
Phibro Forward income growth initiatives implementation costs - SG&A (3)	8,646	6,978	366
Insurance proceeds (4)	(3,563)	(2,880)	(899)
Foreign currency losses, net	12,621	7,870	23,863
Income before income taxes	$137,346	$67,993	$10,916

(1)	Selling, general, and administrative expenses primarily include compensation-related expenses for employees not directly involved in the production and sale of inventory, rent expense, research and development costs, marketing expenses, and other general and administrative expenses.
(2)	Represents cost of goods sold related to the stepped up value of inventory obtained in acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Phibro Forward is a company-wide initiative focused on unlocking additional areas of revenue growth and cost savings. For the year ended June 30, 2026, this includes $8.6 million recorded within selling, general and administrative expenses primarily for consultancy costs related to the initiative. For the year ended June 30, 2025, this included charges of $5.6 million related to the closure of an immaterial business within the Animal Health segment, of which $5.3 million was related to non-cash asset write-offs. $3.8 million of the non-cash asset write-offs was recorded within cost of goods sold and $1.5 million was recorded within selling, general, and administrative expenses. For the year ended June 30, 2025, charges related to Phibro Forward also include $5.2 million for consulting and other costs recorded within selling, general, and administrative expenses. For the year ended June 30, 2024, this included $0.4 million for Corporate consulting costs recorded within selling, general, and administrative expenses.
(4)	Represents insurance settlement gains.

The geographic location of property, plant and equipment, net and operating lease ROU assets was:

As of June 30	2026	2025
Property, plant and equipment, net and operating lease ROU assets
United States	$234,523	$239,874
Israel	88,871	74,403
Brazil	44,051	34,504
Ireland	30,825	25,141
Other	22,478	22,107
	$420,748	$396,029

Asset information is not provided for reportable segments in the information regularly provided to the CODM. Accordingly, such information is not disclosed in this footnote.

17. Subsequent Events

In August 2026, management decided to close the Company’s Chicago Heights manufacturing facility as part of a strategic consolidation of our plant network. Production shutdown is expected in the summer of 2027. The manufacturing of products made at this facility will be relocated to our other manufacturing facilities as well as third party contract manufacturers. We are currently evaluating the impact of the closure and cannot reasonably estimate all financial impacts at this time.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide the reasonable assurance described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On May 20, 2026, BFI Co., LLC (“BFI”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 750,000 shares of Class A common stock through March 17, 2027. Jack C. Bendheim, our Executive Chairman, has sole authority to vote shares of our stock owned by BFI.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our 2026 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2026.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pahc.com) under “Corporate Governance.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2026 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference to our 2026 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2026 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2026.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2026 Proxy Statement to be filed with the SEC within 120 days of the year ended June 30, 2026.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal years ended June 30, 2026, 2025 and 2024

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2026, 2025 and 2024

Consolidated Balance Sheets at June 30, 2026 and 2025

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2026, 2025 and 2024

Notes to Consolidated Financial Statements

(2)	Schedules: None
(3)	The exhibits filed are listed in the Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Exhibit Description

Exhibit 2.1

Purchase and Sale Agreement, dated April 28, 2024, among Phibro Animal Health Corporation, Phibro Animal Health S.A. and Zoetis Inc. (incorporated by reference to Exhibit 2.1 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2024 (File No. 001-36410)).

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

Exhibit 10.2

Credit Agreement Amendment No. 1, dated April 28, 2026, among Phibro Animal Health Corporation, the guarantors party thereto, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Phibro Animal Health Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2026 (File No. 001-36410)).

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

Exhibit 10.18

Employment Offer Letter, dated October 10, 2023, by and between Glenn David and Phibro Animal Health Corporation, including noncompetition and nonsolicitation agreement (incorporated by reference to Exhibit 10.25 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2024 (File No. 001-36410)

Exhibit 10.19

Severance Protection Letter, dated October 26, 2022, by and between Judith Weinstein and Phibro Animal Health Corporation (incorporated by reference to Exhibit 10.20 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 2025 (File No. 001-36410).

Exhibit 10.20	Employment Agreement, dated as of July 1, 2026, by and between Daniel M. Bendheim and Phibro Animal Health Corporation, including noncompetition and nonsolicitation agreement.

Exhibit 10.21	Restricted Stock Unit Award Agreement, dated as of July 1, 2026 by and between Daniel M. Bendheim and Phibro Animal Health Corporation.

Exhibit 10.22

Form of 2025 Restricted Stock Unit Agreement (U.S. and Brazil) (incorporated by reference to

Exhibit 10.21 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the

Securities and Exchange Commission on August 27, 2025 (File No. 001-36410).

Exhibit 10.23

Form of 2025 Restricted Stock Unit Agreement (Israel) (incorporated by reference to Exhibit 10.22 to Phibro Animal Health Corporation’s Annual Report on Form 10-K, filed with the Securities and

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

Phibro Animal Health Corporation

August 26, 2026	By:	/s/Daniel M. Bendheim
Daniel M. Bendheim
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Phibro Animal Health Corporation

August 26, 2026	By:	/s/ Daniel M. Bendheim
Daniel M. Bendheim
President and Chief Executive Officer (Principal Executive Officer)

August 26, 2026	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 26, 2026	By:	/s/ Jack C. Bendheim
Jack C. Bendheim
Executive Chairman

August 26, 2026	By:	/s/ Jonathan Bendheim
Jonathan Bendheim
Executive Vice President, Global Technologies and Talent

August 26, 2026	By:	/s/ Alejandro Bernal
Alejandro Bernal
Director

August 26, 2026	By:	/s/ E. Thomas Corcoran
E. Thomas Corcoran
Director

August 26, 2026	By:	/s/ Sam Gejdenson
Sam Gejdenson
Director

August 26, 2026	By:	/s/ Mary Lou Malanoski
Mary Lou Malanoski
Director

August 26, 2026	By:	/s/ Carol A. Wrenn
Carol A. Wrenn
Director