Form 10-Q
period 2026-09-30
PHIBRO ANIMAL HEALTH CORP
filed 2026-11-04
CIK 1069899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 21,105,569 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,496,034 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

PHIBRO ANIMAL HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
For the Periods Ended September 30	2026	2025

	(unaudited)
	(in thousands, except per share amounts)
Net sales	$386,774	$363,893
Cost of goods sold	258,237	244,110
Gross profit	128,537	119,783
Selling, general and administrative expenses	78,898	68,523
Operating income	49,639	51,260
Interest expense, net	11,291	12,059
Foreign currency (gains) losses, net	(429)	2,934
Income before income taxes	38,777	36,267
Provision for income taxes	9,257	9,740
Net income	$29,520	$26,527

Net income per share
basic	$0.73	$0.65
diluted	$0.72	$0.65
Weighted average common shares outstanding
basic	40,589	40,534
diluted	40,957	40,877

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
For the Periods Ended September 30	2026	2025

	(unaudited)
	(in thousands)
Net income	$29,520	$26,527
Change in fair value of derivative instruments, net of tax of ($2,755) and $201	7,845	(604)
Foreign currency translation adjustment	(1,159)	4,543
Unrecognized net pension gains, net of tax of ($19) and ($20)	53	58
Other comprehensive income	6,739	3,997
Comprehensive income	$36,259	$30,524

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
As of	2026	2026

	(unaudited)
	(in thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$75,548	$61,419
Short-term investments	7,575	20,575
Accounts receivable, net	221,710	238,794
Inventories, net	567,139	534,883
Other current assets	73,200	79,835
Total current assets	945,172	935,506
Property, plant and equipment, net	372,728	369,174
Intangibles, net	28,305	30,052
Goodwill	60,029	60,045
Other assets	108,488	106,464
Total assets	$1,514,722	$1,501,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$25,025	$25,025
Accounts payable	136,448	127,314
Accrued expenses and other current liabilities	134,314	164,129
Total current liabilities	295,787	316,468
Revolving credit facility	124,000	116,000
Long-term debt	585,852	591,769
Other liabilities	91,415	91,527
Total liabilities	1,097,054	1,115,764
Commitments and contingencies (Note 9)
Common stock, par value $0.0001 per share; 300,000,000 Class A shares authorized, 21,105,569 and 21,068,682 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively; 30,000,000 Class B shares authorized, 19,496,034 shares issued and outstanding at September 30, 2026 and June 30, 2026	4	4
Preferred stock, par value $0.0001 per share; 16,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	139,396	138,592
Retained earnings	377,606	352,958
Accumulated other comprehensive loss	(99,338)	(106,077)
Total stockholders’ equity	417,668	385,477
Total liabilities and stockholders’ equity	$1,514,722	$1,501,241

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
For the Periods Ended September 30	2026	2025

	(unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$29,520	$26,527
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	13,578	12,830
Amortization of debt issuance costs	617	572
Deferred income taxes	3,906	2,171
Foreign currency losses (gains), net	1,204	(239)
Acquisition-related items	—	1,117
Stock-based compensation expense	804	339
Other	(757)	(474)
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable, net	16,203	11,366
Inventories, net	(33,898)	(26,181)
Other current assets	8,347	(306)
Other assets	(105)	(105)
Accounts payable	12,269	(4,627)
Accrued expenses and other liabilities	(25,606)	(13,688)
Net cash provided by operating activities	26,082	9,302
INVESTING ACTIVITIES
Purchases of short-term investments	(3,000)	(12,504)
Maturities of short-term investments	16,000	9,000
Capital expenditures	(18,782)	(13,806)
Other, net	(165)	(3,704)
Net cash used by investing activities	(5,947)	(21,014)
FINANCING ACTIVITIES
Revolving credit facility borrowings	149,000	86,000
Revolving credit facility repayments	(141,000)	(58,000)
Payments of long-term debt	(6,256)	(4,063)
Payments of insurance premium financing and other short-term debt	(2,506)	(2,738)
Dividends paid	(4,872)	(4,864)
Net cash (used) provided by financing activities	(5,634)	16,335
Effect of exchange rate changes on cash	(372)	107
Net increase in cash and cash equivalents	14,129	4,730
Cash and cash equivalents at beginning of period	61,419	68,039
Cash and cash equivalents at end of period	$75,548	$72,769

The accompanying notes are an integral part of these consolidated financial statements

PHIBRO ANIMAL HEALTH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2026	40,564,716	$4	$—	$138,592	$352,958	$(106,077)	$385,477
Comprehensive income	—	—	—	—	29,520	6,739	36,259
Shares issued pursuant to stock incentive plan	36,887	—	—	—	—	—	—
Dividends declared ($0.12 per share)	—	—	—	—	(4,872)	—	(4,872)
Stock-based compensation expense	—	—	—	804	—	—	804
As of September 30, 2026	40,601,603	$4	$—	$139,396	$377,606	$(99,338)	$417,668

						Accumulated
	Shares of					Other
	Common	Common	Preferred	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total

	(unaudited)
	(in thousands, except share and per share amounts)
As of June 30, 2025	40,533,608	$4	$—	$136,995	$272,701	$(124,018)	$285,682
Comprehensive income	—	—	—	—	26,527	3,997	30,524
Dividends declared ($0.12 per share)	—	—	—	—	(4,864)	—	(4,864)
Stock-based compensation expense	—	—	—	339	—	—	339
As of September 30, 2025	40,533,608	$4	$—	$137,334	$294,364	$(120,021)	$311,681

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(unaudited)

1.  Description of Business

Phibro Animal Health Corporation (“Phibro” or “PAHC”) and its subsidiaries (together, the “Company”) is a diversified global developer, manufacturer and marketer of a broad range of animal health and mineral nutrition products for food and companion animals including poultry, beef and dairy cattle, swine, aquaculture and dogs. The Company is also a manufacturer and marketer of performance products for use in the personal care, industrial chemical and chemical catalyst industries. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” and similar expressions refer to Phibro and its subsidiaries.

The unaudited consolidated financial information for the three months ended September 30, 2026 and 2025, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Annual Report”), filed with the Securities and Exchange Commission on August 26, 2026 (File no. 001-36410). In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of June 30, 2026, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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

2.  Summary of Significant Accounting Policies and New Accounting Standards

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report. As of September 30, 2026, there have been no material changes to any of the significant accounting policies contained therein.

Net Income per Share and Weighted Average Shares

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period, adjusted for dilutive common share equivalents resulting from the assumed vesting of restricted stock units (“RSUs”), unless the effect would be antidilutive, or if the minimum stock price targets for our performance-based RSUs were not achieved during the reporting period. The calculation of diluted net income per share for the three months ended September 30, 2026 excluded common share equivalents for 300,000 performance-based RSUs because the minimum stock price targets were not achieved during the period; all other common share equivalents related to time- and performance-based RSUs were included. For the three months ended September 30, 2025, all outstanding common share equivalents related to time- and performance-based RSUs were included in the calculation of diluted net income per share.

	Three Months
For the Periods Ended September 30	2026	2025
Net income	$29,520	$26,527

Weighted average number of shares – basic	40,589	40,534
Dilutive effect of restricted stock units	368	343
Weighted average number of shares - diluted	40,957	40,877

Net income per share
basic	$0.73	$0.65
diluted	$0.72	$0.65

New Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2024-03, (Subtopic 220-40): Disaggregation of Income Statement Expenses and ASU 2025-01, Clarifying the Effective Date, requires disclosure, in the notes to the financial statements, of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. The ASU will be effective for Phibro’s fiscal year ending June 30, 2028 and for interim periods thereafter, and it can be applied on a prospective basis or on a retrospective basis to all periods presented. Early adoption is permitted. We are evaluating the impact of this standard on our footnote disclosures.

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

3.  Restructuring

In August 2026, management decided to close the Company’s manufacturing facility in Chicago Heights, Illinois (“Chicago Heights”) as part of a strategic consolidation of our plant network. Production shutdown is expected to be completed in the summer of 2027, and the manufacturing of products made at this facility is expected to be relocated to third party contract manufacturers and our other manufacturing facilities.

We expect to incur approximately $5,000 of one-time severance and other employee termination costs in connection with the Chicago Heights closure, which are expected to be paid in the second half of calendar 2027. The Company also expects to incur additional costs in connection with the closure, which may include equipment and inventory transfer costs, facility restoration costs, legal and professional fees, and other transition costs. The Company may also recognize noncash charges, including accelerated depreciation, as the plans for the facility and related assets are finalized. Costs associated with exit or disposal activities are recognized in the period in which they are incurred. One-time employee termination benefits for which employees are required to render service through their termination date in order to receive such benefits are recognized ratably over the future service period. All restructuring-related costs will be recognized in our Animal Health segment.

For the three months ended September 30, 2026, we recognized $649 of restructuring charges, consisting of one-time severance and other employee termination costs of $508 accrued in connection with the plant closure and $141 of professional fees. These restructuring charges were recorded in selling, general and administrative expenses in the consolidated statement of operations, and the related liability is included in accrued expenses and other current liabilities in the consolidated balance sheet.

The Company is evaluating the eventual disposition or transfer of property, plant and equipment associated with the facility and other activities necessary to complete the plant closure. As these plans have not been finalized, the Company cannot reasonably estimate the amount or range of the additional costs or potential gains, if any, associated with these activities, which may include accelerated depreciation and gains, if any, on the disposal of certain fixed assets. Such additional charges or potential gains, if any, could be material and will be recognized as the closure, transition and disposition activity plans are finalized and implemented.

Given the uncertainty surrounding its disposition plans, the Company concluded that the asset group did not meet the criteria for held for sale classification. Management performed a recoverability assessment of the Chicago Heights asset group and determined that the estimated undiscounted future cash flows expected to be generated by the asset group exceeded its carrying amount. Accordingly, the Company concluded that the asset group was recoverable, and no impairment charge was recognized in the current quarter.

The Company expects the closure activities to be ongoing through fiscal year 2028. The estimates and timing described in this disclosure are based on information currently available and are subject to change as the closure and related transition activities progress.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Statements of Operations—Additional Information

Disaggregated revenue, deferred revenue and customer payment terms

We develop, manufacture and market a broad range of products for food and companion animals including poultry, beef and dairy cattle, swine, aquaculture, and dogs. The products help prevent, control and treat diseases and enhance nutrition to help improve animal health and well-being. We sell animal health and mineral nutrition products directly to integrated poultry, cattle and swine customers and through commercial animal feed manufacturers, distributors and veterinarians. The animal health industry and demand for many of the animal health products in a particular region are affected by changing disease pressures and by weather conditions, as product usage follows varying weather patterns and seasons. Our operations are primarily focused on regions where the majority of livestock production is consolidated in large commercial farms.

We have a diversified portfolio of products that are classified within our three reportable business segments—Animal Health, Mineral Nutrition and Performance Products. Each segment has its own dedicated management and sales team.

Animal Health

The Animal Health business develops, manufactures and markets products in three main categories:

●	MFAs and other: MFAs and other products primarily consist of concentrated medicated products administered through animal feeds, commonly referred to as Medicated Feed Additives (“MFAs”). Specific product classifications include antibacterials, which inhibit the growth of pathogenic bacteria that cause infections in animals; anticoccidials, which inhibit the growth of coccidia (parasites) that damage the intestinal tract of animals; and other related products. The MFAs and other category also includes antibacterials and other processing aids used in the ethanol fermentation industry.
●	Nutritional specialties: Nutritional specialty products enhance nutrition to help improve health and performance in areas such as immune system function and digestive health. We are also a developer, manufacturer and marketer of microbial products and bioproducts for a variety of applications serving animal health and nutrition, environmental, industrial and agricultural customers.
●	Vaccines: Vaccine products are primarily focused on preventing diseases in poultry, beef and dairy cattle, swine and aquaculture. They protect animals from either viral or bacterial disease challenges. We develop, manufacture and market conventionally licensed and autogenous vaccine products, as well as adjuvants for animal vaccine manufacturers. We have developed and market an innovative and proprietary delivery platform for vaccines.

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

The following tables present our revenues disaggregated by major product category and geographic region:

Net Sales by Product Type

	Three Months
For the Periods Ended September 30	2026	2025

Animal Health
MFAs and other	$206,481	$195,198
Nutritional specialties	47,065	48,151
Vaccines	39,502	40,107
Total Animal Health	$293,048	$283,456
Mineral Nutrition	73,561	62,988
Performance Products	20,165	17,449
Total	$386,774	$363,893

Net Sales by Region

	Three Months
For the Periods Ended September 30	2026	2025
United States	$216,067	$202,347
Latin America and Canada	88,494	87,226
Europe, Middle East and Africa	49,711	44,942
Asia Pacific	32,502	29,378
Total	$386,774	$363,893

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense, Net

	Three Months
For the Periods Ended September 30	2026	2025
Interest expense, net
Credit Facilities	$11,572	$11,901
Amortization of debt issuance costs	617	572
Other	62	70
Interest expense	12,251	12,543
Interest income	(960)	(484)
	$11,291	$12,059

Depreciation and Amortization

	Three Months
For the Periods Ended September 30	2026	2025
Depreciation and amortization
Depreciation of property, plant and equipment	$11,849	$11,121
Amortization of intangible assets	1,729	1,709
	$13,578	$12,830

Income Tax Expense

The Company is currently subject to income tax examinations by certain taxing authorities. The examinations are ongoing, and the Company cannot predict with certainty their ultimate outcome or timing of resolution. Management believes that the Company's provision for income taxes appropriately reflects its assessment of uncertain tax positions based on available information as of the balance sheet date. However, the ultimate resolution of these examinations may differ from management's current expectations and could result in future adjustments to the Company's provision for income taxes that may be material to its consolidated results of operations in the period in which such adjustments are determined and recognized. It is reasonably possible we will resolve a foreign tax audit in a future quarter during this fiscal year that may have a favorable impact on our income tax rate. The Company cannot yet estimate the impact of this potential future benefit on its financial statements.

5. Balance Sheets—Additional Information

	September 30,	June 30,
As of	2026	2026
Inventories, net
Raw materials	$206,561	$194,967
Work-in-process	30,568	26,957
Finished goods	330,010	312,959
	$567,139	$534,883

	September 30,	June 30,
As of	2026	2026
Other assets
ROU operating lease assets	$50,983	$51,574
Deferred income taxes	10,249	17,011
Deposits	618	599
Insurance investments	4,131	4,070
Equity method investments	9,080	8,759
Derivative instruments	11,527	2,932
Debt issuance costs	3,046	3,323
Other	18,854	18,196
	$108,488	$106,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,	June 30,
As of	2026	2026
Accrued expenses and other current liabilities
Employee related	$45,482	$65,549
Current operating lease liabilities	9,890	10,572
Commissions and rebates	20,336	20,435
Professional fees	7,134	6,240
Income and other taxes	18,982	22,127
Insurance-related	2,321	2,392
Insurance premium financing	4,375	6,881
Other	25,794	29,933
	$134,314	$164,129

	September 30,	June 30,
As of	2026	2026
Other liabilities
Long-term operating lease liabilities	$44,360	$45,401
Long-term and deferred income taxes	26,085	25,010
Supplemental retirement benefits, deferred compensation and other	5,308	5,250
U.S. pension plan, net	1,028	1,115
International retirement plans	4,237	4,275
Other long-term liabilities	10,397	10,476
	$91,415	$91,527

	September 30,	June 30,
As of	2026	2026
Accumulated other comprehensive loss
Derivative instruments	$15,523	$4,923
Foreign currency translation adjustment	(102,725)	(101,566)
Unrecognized net pension losses	(11,592)	(11,664)
Provision for income taxes on derivative instruments	(3,877)	(1,122)
Benefit for income taxes on long-term intercompany investments	8,166	8,166
Provision for income taxes on net pension losses	(4,833)	(4,814)
	$(99,338)	$(106,077)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Debt

Term Loans and Revolving Credit Facilities

2024 Credit Agreement

In July 2024, we entered into a Credit Agreement, (the “2024 Credit Agreement”) with a group of lenders. Initial borrowings were used to refinance all our outstanding debt, to pay fees and expenses of the transaction and for ongoing working capital requirements and general corporate purposes. Borrowings under the Delayed Draw Term A-1 Loans (as defined below) and Delayed Draw Term A-2 Loans (as defined below) were drawn on October 31, 2024 and used to finance the purchase price of the medicated feed additive portfolio, certain water-soluble products and related products from Zoetis Inc.

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

As of September 30, 2026, we were in compliance with the financial covenants of the Amended 2024 Credit Agreement.

As of September 30, 2026, we had $124,000 in borrowings drawn under the Amended Revolving Credit Commitments and had outstanding letters of credit of $2,083, leaving $308,917 available for further borrowings and letters of credit under the Amended Revolving Credit Commitments, subject to restrictions in our Amended 2024 Credit Facilities. We obtain letters of credit in connection with certain regulatory and insurance obligations, inventory purchases and other contractual obligations. The terms of these letters of credit are all less than one year.

Debt Balances and Interest Rate Information

Long-Term Debt Balances

	September 30,	June 30,
As of	2026	2026
Term A-1 Loans due July 2029	$331,425	$335,812
Term A-2 Loans due July 2031	284,194	286,063
Gross term loan balances	615,619	621,875
Unamortized debt issuance costs	(4,742)	(5,081)
Term loan balances, net of unamortized debt issuance costs	610,877	616,794
Less: current maturities of long-term debt	(25,025)	(25,025)
Long-term debt	$585,852	$591,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rates

Interest rates as of the balance sheet dates and the weighted-average rates for the periods presented were:

			Three Months
	September 30,	June 30,	Ended September 30,
	2026	2026	2026	2025
Revolving Credit Facility	5.89%	5.89%	5.89%	5.89%
Initial Term A-1 Loan due July 2029	5.44%	5.44%	5.45%	5.45%
Initial Term A-2 Loan due July 2031	6.39%	6.39%	6.39%	6.39%
Delayed Draw Term A-1 Loan due July 2029	6.12%	5.92%	5.98%	6.39%
Delayed Draw Term A-2 Loan due July 2031	6.65%	6.43%	6.50%	7.07%

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

7.  Related Party Transactions

Certain relatives of Jack C. Bendheim, our Executive Chairman, provided services to the Company as employees or consultants and received aggregate compensation and benefits of approximately $1,336 and $1,198 during the three months ended September 30, 2026 and 2025, respectively. Mr. Jack Bendheim has sole authority to vote shares of our stock owned by BFI Co., LLC, an investment vehicle of the Bendheim family.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.  Stock Incentive Plan

Restricted Stock Units

In July 2026, the Company granted 300,000 RSUs to its Chief Executive Officer (“CEO”), Daniel M. Bendheim, pursuant to the Company’s Incentive Plan and the CEO’s RSU award agreement. The RSUs have a grant date fair value of $3,623 ($12.08 per share) and will vest on June 30, 2031, in increments of 25% (with linear interpolation to apply for achievement between increments) based upon achievement of the arithmetic average of the Company’s closing stock price per share for each trading day in the 90-calendar day period ending on June 30, 2031 (the “90-Day Average”) from $70 to $100 and above, subject to Mr. D. Bendheim’s continued employment on such date. None of the RSUs will vest if the 90-Day Average is below $70, and the maximum vesting percentage for the RSUs is 100% for achievement of a 90-Day Average of $100 or above.

On August 1, 2026, the Company granted 109,418 time-based RSUs with a grant date fair value of $3,876 ($35.42 per share) to certain senior-level employees. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2026, subject to continued employment through the applicable vesting date, and the related compensation expense will be recognized on a straight-line basis over the three-year vesting period based on the grant date fair value.

On August 1, 2025, the Company granted 113,944 time-based restricted stock units (“RSUs”) with a grant date fair value of $2,870 ($25.19 per share) to certain senior-level employees pursuant to the Company’s Incentive Plan. Each RSU represents the right to receive a share of our common stock upon vesting. These RSUs vest in three equal annual amounts on each anniversary of August 1, 2025, subject to continued employment through the applicable vesting date.

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

Stock-based compensation expense related to the RSUs was $804 and $339 for the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, changes to the number of outstanding RSUs were as follows:

For the Three Months Ended September 30, 2026	RSUs	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2026	649,675	$8.33
Granted	409,418	$18.32
Vested	(36,887)	$25.19
Canceled	—	$—
Outstanding at September 30, 2026	1,022,206	$11.72

During the three months ended September 30, 2026, the fair value of the time-based RSUs that vested was $1,368 and the excess tax benefit recognized on the vesting of these RSUs was $62. During the three months ended September 30, 2025, there were no RSUs that vested. As of September 30, 2026, there was $9,872 of unrecognized compensation expense related to the RSUs, which will be recognized over a weighted average period of 3.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon information available, to the extent such costs can be estimated with reasonable certainty, we estimated the cost for further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $4,241 and $4,260 at September 30, 2026 and June 30, 2026, respectively, which is included in current and long-term liabilities on the consolidated balance sheets. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. For all purposes of the discussion under this caption and elsewhere in this report, it should be noted that we take and have taken the position that neither PAHC nor any of our subsidiaries are liable for environmental or other claims made against one or more of our other subsidiaries or for which any of such other subsidiaries may ultimately be responsible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States Tariffs

In February 2026, the Supreme Court of the United States (the “Supreme Court”) ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) from February 4, 2025 to February 24, 2026 were not authorized. In response to this ruling, we have engaged in efforts to pursue the recovery of IEEPA tariffs previously paid. As of the date of this Form 10-Q filing, we have confirmed acceptance of claims submitted through the Consolidated Administration and Processing of Entries (“CAPE”) portal administered by the U.S. Customs and Border Protection (“CBP”) for the refund of approximately $13.4 million in tariffs previously paid by the Company and have recovered $12.3 million.

We have elected to use the loss recovery model to account for the recoveries of our claims accepted by the CBP. Under this model, a loss recovery is recorded when the recovery is probable and estimable. A summary of the financial statement impacts of our IEEPA tariff recovery efforts by fiscal reporting period is below.

As of June 30, 2026, we had confirmed acceptance of claims submitted through the CAPE portal administered by the CBP for the refund of approximately $11.7 million in tariffs previously paid by the Company, which we recorded as a receivable within other current assets as of that date. Of this amount, $8.5 million related to tariffs on inventory previously sold to customers and was recorded as a reduction of cost of goods sold for the three and twelve months ended June 30, 2026, and $3.2 million related to tariffs on inventory held as of June 30, 2026 and was recorded as a reduction of inventory. The amount recorded as a reduction of inventory will be recognized as a reduction of cost of goods sold as the related inventory is sold.

During the three months ended September 30, 2026, we received a full refund of the $11.7 million claim submission from the CBP, plus $0.4 million of interest income. The interest income was recognized in our consolidated statements of operations for the three months ended September 30, 2026.

During the three months ended September 30, 2026, we had confirmed acceptance of additional claims submitted through the CAPE portal administered by the CBP for the refund of approximately $1.7 million in tariffs previously paid by the Company. Of this amount, $1.6 million related to tariffs on inventory previously sold to customers and was recorded as a reduction of cost of goods sold for the three months ended September 30, 2026, and $0.1 million related to tariffs on inventory held as of September 30, 2026 and was recorded as a reduction of inventory. The amount recorded as a reduction of inventory will be recognized as a reduction of cost of goods sold as the related inventory is sold. During the three months ended September 30, 2026, we received a refund related to these claims of $0.6 million, and as of September 30, 2026, $1.1 million was recorded as receivable within other current assets for the remaining amount expected to be recovered.

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

We are a party to foreign currency option contracts used to hedge cash flows related to monthly inventory purchases. The individual option contracts mature monthly through March 2027. The forecasted inventory purchases were probable of occurring, and the individual option contracts were designated as highly effective cash flow hedges.

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

	September 30,	June 30,
As of	2026	2026
Other current assets
Foreign currency option contracts, net	$5	$2
Interest rate swaps	$3,991	$1,989
Other assets
Interest rate swaps	11,527	2,932
Total Fair Value
Foreign currency option contracts, net	$5	$2
Interest rate swaps	$15,518	$4,921

Notional amounts of the derivatives as of the balance sheet date were:

	September 30,
As of	2026
Interest rate swaps		$425,000
Brazil Real-USD call options	R$	27,000
Brazil Real-USD put options	R$	(27,000)

The consolidated statements of operations and statements of comprehensive income for the periods ended September 30, 2026 and 2025 included the effects of derivatives as follows:

	Three Months
For the Periods Ended September 30	2026	2025
Foreign currency option contracts, net
Income recorded in consolidated statements of operations	$—	$(20)
Consolidated statement of operations - total cost of goods sold	$258,237	$244,110
Consolidated statement of operations - total selling, general and administrative expenses	$78,898	$68,523
(Income) expense recorded in comprehensive income	$(3)	$6
Interest rate swaps
Income recorded in consolidated statements of operations	$(189)	$(938)
Consolidated statement of operations - total interest expense, net	$11,291	$12,059
(Income) expense recorded in comprehensive income	$(10,597)	$799

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

Fair Value of Assets (Liabilities)

As of	September 30, 2026			June 30, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$15,000	$—	$—	$10,500	$—	$—
Short-term investments	$7,575	$—	$—	$20,575	$—	$—
Foreign currency derivatives	$—	$5	$—	$—	$2	$—
Interest rate swaps	$—	$15,518	$—	$—	$4,921	$—

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

Certain of our costs and assets are not directly attributable to a segment or segments, and we refer to these items as Corporate. We do not allocate Corporate costs or assets to the other segments because they are not used to evaluate the segments’ operating results or financial position. Corporate costs include certain costs related to executive management, information technology, legal, finance, human resources and business development. The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in Note 2 — Summary of Significant Accounting Policies and New Accounting Standards included in the Annual Report.

For all segments, the CODM uses segment Adjusted EBITDA in the annual budgeting and quarterly forecasting process and considers budget-to-actual and current period to prior period variances to evaluate performance and allocate resources for each segment.

	Three Months
For the Periods Ended September 30	2026	2025
Net sales
Animal Health	$293,048	$283,456
Mineral Nutrition	73,561	62,988
Performance Products	20,165	17,449
Total segments	$386,774	$363,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months
For the Periods Ended September 30	2026	2025
Animal Health
Net sales	$293,048	$283,456
Cost of sales	176,912	172,872
Selling, general and administrative expenses(1)	55,007	47,251
Add: Depreciation and amortization	12,108	11,599
Add: Acquisition-related cost of goods sold(2)	—	1,117
Add: Restructuring charges - SG&A(3)	649	—
Add: Insurance settlement(4)	25	(1,177)
Adjusted EBITDA	73,911	74,872

Mineral Nutrition
Net sales	73,561	62,988
Cost of sales	66,352	57,284
Selling, general and administrative expenses(1)	1,705	1,715
Add: Depreciation and amortization	652	534
Adjusted EBITDA	6,156	4,523

Performance Products
Net sales	20,165	17,449
Cost of sales	14,962	13,954
Selling, general and administrative expenses(1)	2,664	2,118
Add: Depreciation and amortization	260	226
Adjusted EBITDA	2,799	1,603

Adjusted EBITDA – Total segments	$82,866	$80,998
Reconciliation of Adjusted EBITDA to income before income taxes:
Less:
Interest expense, net	11,291	12,059
Depreciation and amortization – Total segments	13,020	12,359
Depreciation and amortization – Corporate	558	471
Corporate costs	18,582	19,140
Acquisition-related cost of goods sold(2)	—	1,117
Restructuring charges - SG&A(3)	649	—
Acquisition-related transaction costs	—	258
Phibro Forward income growth initiatives - SG&A	33	—
Stock-based compensation expense - named executive officer performance awards	360	179
Insurance settlement(4)	25	(3,786)
Foreign currency (gains) losses, net	(429)	2,934
Income before income taxes	$38,777	$36,267

(1)	Selling, general, and administrative expenses primarily include compensation-related expenses for employees not directly involved in the production and sale of inventory, rent expenses, research and development costs, marketing expenses, and other general and administrative expenses.
(2)	Represents cost of goods sold related to the stepped-up value of inventory obtained in acquisitions.
(3)	Restructuring charges recorded in SG&A include severance charges and other exit costs related to the planned closure of our manufacturing facility in Chicago Heights, Illinois. See “Note 3—Restructuring.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Represents insurance settlements, which are recorded within selling, general and administrative expenses.

The geographic location of property, plant and equipment, net and ROU operating lease assets was:

	September 30,	June 30,
As of	2026	2026
Property, plant and equipment, net and ROU operating lease assets
United States	$231,342	$234,523
Israel	90,308	88,871
Brazil	45,788	44,051
Ireland	31,656	30,825
Other	24,617	22,478
	$423,711	$420,748

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

Overview of our business

Phibro Animal Health Corporation is a leading global diversified animal health and mineral nutrition company. We develop, manufacture and market a broad range of products for food animals including poultry, beef and dairy cattle, swine, and aquaculture, and dogs. Our products help prevent, control and treat diseases, and support nutrition to help improve animal health and well-being. In addition to animal health and mineral nutrition products, we manufacture and market specific ingredients for use in the personal care, industrial chemical and chemical catalyst industries.

Site Closure

In August 2026, management decided to close the Company’s manufacturing facility in Chicago Heights, Illinois (“Chicago Heights”) as part of a strategic consolidation of our plant network. Production shutdown is expected to be completed in the summer of 2027, and the manufacturing of products made at this facility is expected to be relocated to third party contract manufacturers and our other manufacturing facilities.

We expect to incur approximately $5.0 million of one-time severance and other employee termination costs in connection with the Chicago Heights closure, which are expected to be paid in the second half of calendar 2027. The Company also expects to incur additional costs in connection with the closure, which may include equipment and inventory transfer costs, facility restoration costs, legal and professional fees, and other transition costs. The Company may also recognize noncash charges, including accelerated depreciation, as the plans for the facility and related assets are finalized. Costs associated with exit or disposal activities are recognized in the period in which they are incurred. One-time employee termination benefits for which the employees are required to render service through their termination date in order to receive such benefits are recognized ratably over the future service period. All restructuring-related costs will be recognized in our Animal Health segment.

For the three months ended September 30, 2026, we recognized $0.6 million of restructuring charges, consisting of one-time severance and other employee termination costs of $0.5 million accrued in connection with the plant closure and $0.1 million of professional fees. These restructuring charges were recorded in selling, general and administrative expenses in the consolidated statement of operations and the related liability is included in accrued expenses and other current liabilities in the consolidated balance sheet.

The Company is evaluating the eventual disposition or transfer of property, plant and equipment associated with the facility and other activities necessary to complete the plant closure. As these plans have not been finalized, the Company cannot reasonably estimate the amount or range of the additional costs or potential gains, if any, associated with these activities, which may include accelerated depreciation and gains, if any, on the disposal of certain fixed assets. Such additional charges or potential gains, if any, could be material and will be recognized as the closure, transition and disposition activity plans are finalized and implemented.

Given the uncertainty surrounding its disposition plans, the Company concluded that the asset group did not meet the criteria for held for sale classification. Management performed a recoverability assessment of the Chicago Heights asset group and determined that the estimated undiscounted future cash flows expected to be generated by the asset group exceeded its carrying amount. Accordingly, the Company concluded that the asset group was recoverable, and no impairment charge was recognized in the current quarter.

The Company expects the closure activities to be ongoing through fiscal year 2028. The estimates and timing described in this disclosure are based on information currently available and are subject to change as the closure and related transition activities progress.

Armed Conflicts

Middle East Conflicts

Since October 2023, Israel has been engaged in ongoing hostilities along its northern and southern borders, and tensions in the broader Middle East, including with Iran, remain elevated. The situation in the region is volatile, unpredictable, and subject to rapid escalation.

We have three manufacturing sites in Israel. A manufacturing plant in Neot Hovav that produces active pharmaceutical ingredients for certain of our anticoccidial and antimicrobial products, a facility in Beit Shemesh that produces vaccines and a plant in Petah Tikvah that manufactures premix products and nutritional products. In addition, we have an office location near Tel Aviv in Airport City. As of September 30, 2026, we had approximately 530 employees located in Israel. We have confidence in our ability to meet our supply commitment to customers and maintain sufficient inventory to continue regional support. Our operations in Israel have navigated numerous challenging situations over the years.

The continuation, resumption and/or escalation of conflicts in the region may trigger additional bans, economic and other sanctions, as well as broader military actions, which could include neighboring nations and their respective allies. The potential impact of the current conflicts, or escalation thereof, on our business is unclear but may include, without limitation, the possible disruption of our operations, particularly at our facilities in Israel, supply chain and logistics disruptions, personnel and raw material shortages, and other consequences, including as a result of the actions of, or disruption of the operations of, certain regulatory and governmental authorities and of certain of our suppliers, collaborative partners, licensees, manufacturing sites, distributors and customers.

Our Israeli manufacturing facilities and local operations account for 17% of our consolidated assets as of September 30, 2026, and 16% of our consolidated net sales for the year ended June 30, 2026.

Russia and Ukraine

The Russia-Ukraine conflict has been ongoing since Russia’s invasion of Ukraine in February 2022. Since the conflict began, the United States and other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, have imposed targeted economic sanctions and other restrictions related to Russia, including certain Russian citizens and enterprises. Although there have been recent efforts to seek a resolution, it remains unclear if such efforts will be successful. The continuation or escalation of the conflict may trigger additional economic and other sanctions, as well as broader military conflict. The potential impacts of any resulting bans, sanctions, boycotts or broader military conflicts on our business are uncertain. The potential impacts could include supply chain and logistics disruptions, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy as well as heightened cybersecurity threats. Our sales to Russia and Ukraine for the year ended June 30, 2026 represented less than 1% of consolidated net sales.

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

In February 2026, the Supreme Court of the United States (“Supreme Court”) ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) from February 4, 2025 to February 24, 2026 were not authorized. As of the date of this Form 10-Q filing, we have confirmed acceptance of claims submitted through the Consolidated Administration and Processing of Entries (“CAPE”) portal administered by the U.S. Customs and Border Protection (“CBP”) for the refund of approximately $13.4 million in tariffs previously paid by the Company and have recovered $12.3 million. See “Notes to Consolidated Financial Statements — Commitments and Contingencies — United States Tariffs” for additional information regarding the financial statement impacts of our IEEPA tariff recovery efforts as of and for the three months ended September 30, 2026.

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

In March 2022, the FDA held a Part 15 virtual public hearing seeking data and information related to the safety of carbadox in which Phibro participated and again detailed the research and data that confirm the safety of carbadox. In November 2023, the FDA issued a final order to revoke the approved method for detecting carbadox residues. The FDA also provided notice in the Federal Register proposing to withdraw approval of all NADAs providing for use of carbadox in medicated swine feed and announcing an opportunity for Phibro to request a hearing on this proposal. This second action is based on CVM’s determination that there is no approved regulatory method to detect carbadox residues in the edible tissues of the treated swine. Phibro is continuing to defend swine producers’ ability to use Mecadox. We have requested a full evidentiary hearing on the merits before an administrative law judge. In January 2024, Phibro filed a lawsuit in the D.C. Federal District Court asking the court to invalidate the order which revoked the regulatory method for carbadox. Should we be unable to successfully defend the safety of the product, the loss of carbadox sales will have an adverse effect on our financial condition and results of operations. Sales of Mecadox (carbadox) for the year ended June 30, 2026 were approximately $22 million. As of the date of this Quarterly Report on Form 10-Q, Mecadox continues to be available for use by swine producers.

In 2018, the Ministry of Agriculture in Brazil (“MAPA”) published an ordinance to ban the use of antimicrobials used at sub-therapeutic levels for growth promotion and feed efficiency in animal feed in response to international pressure and scientific concerns about the potential risks of antimicrobial resistance. The Company’s virginiamycin product is currently registered and used for growth promotion in cattle, broilers, layers and swine in Brazil. The Company and key stakeholders (including trade associations) requested that MAPA allow sponsors time to shift from growth promotion claims to therapeutic claims. In 2022 and more recently in 2025, additional MAPA public consultations were held to discuss the prohibition on the use of antimicrobials as growth promoters. These discussions affect the Company’s virginiamycin product in Brazil, which is the only remaining key livestock production market where virginiamycin does not yet have therapeutic indications. On April 27, 2026, MAPA published an ordinance prohibiting the importation, manufacture, marketing and use of performance enhancing antimicrobial feed additives classified as important in human or veterinary medicine, including virginiamycin and bacitracin. There was a transition period of 180 days from the date of the ordinance, during which time companies and customers could continue to use and sell the products under their current labels. The transition period ended October 24, 2026. The Company has been actively conducting studies to address MAPA’s requirements to obtain therapeutic indications for virginiamycin. These registrations are in the final stages of review and approval by MAPA. Phibro’s bacitracin product already carries therapeutic claims in Brazil. Sales of virginiamycin in Brazil decreased $5.2 million for the three months ended September 30, 2026 when compared to the prior year. Such sales totaled $27 million for the year ended June 30, 2026.

Analysis of the consolidated statements of operations

Summary Results of Operations

	Three Months
For the Periods Ended September 30	2026	2025	Change

	(in thousands, except per share amounts and percentages)
Net sales	$386,774	$363,893	$22,881	6%
Gross profit	128,537	119,783	8,754	7%
Selling, general and administrative expenses	78,898	68,523	10,375	15%
Operating income	49,639	51,260	(1,621)	(3)%
Interest expense, net	11,291	12,059	(768)	(6)%
Foreign currency (gains) losses, net	(429)	2,934	(3,363)	*
Income before income taxes	38,777	36,267	2,510	7%
Provision for income taxes	9,257	9,740	(483)	(5)%
Net income	$29,520	$26,527	$2,993	11%

Net income per share
Basic	$0.73	$0.65	$0.08	12%
Diluted	$0.72	$0.65	$0.07	11%

Weighted average number of shares outstanding
Basic	40,589	40,534
Diluted	40,957	40,877

Ratio to net sales
Gross profit	33.2%	32.9%
Selling, general and administrative expenses	20.4%	18.8%
Operating income	12.8%	14.1%
Income before income taxes	10.0%	10.0%
Net income	7.6%	7.3%
Effective tax rate	23.9%	26.9%

Certain amounts and percentages may reflect rounding adjustments.

*	Calculation not meaningful

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

Segment net sales and Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2026	2025	Change

Net sales	(in thousands, except percentages)
MFAs and other	$206,481	$195,198	$11,283	6%
Nutritional specialties	47,065	48,151	(1,086)	(2)%
Vaccines	39,502	40,107	(605)	(2)%
Animal Health	293,048	283,456	9,592	3%
Mineral Nutrition	73,561	62,988	10,573	17%
Performance Products	20,165	17,449	2,716	16%
Total	$386,774	$363,893	$22,881	6%

Adjusted EBITDA
Animal Health	$73,911	$74,872	$(961)	(1)%
Mineral Nutrition	6,156	4,523	1,633	36%
Performance Products	2,799	1,603	1,196	75%
Corporate	(18,582)	(19,140)	558	(3)%
Total	$64,284	$61,858	$2,426	4%

Adjusted EBITDA as a percentage of segment net sales
Animal Health	25.2%	26.4%
Mineral Nutrition	8.4%	7.2%
Performance Products	13.9%	9.2%
Corporate(1)	(4.8)%	(5.3)%
Total(1)	16.6%	17.0%
(1)	Reflects ratio to total net sales

The table below sets forth a reconciliation of net income, as reported under GAAP, to Adjusted EBITDA:

	Three Months
For the Periods Ended September 30	2026	2025	Change

	(in thousands, except percentages)
Net income	$29,520	$26,527	$2,993	11%
Interest expense, net	11,291	12,059	(768)	(6)%
Provision for income taxes	9,257	9,740	(483)	(5)%
Depreciation and amortization	13,578	12,830	748	6%
EBITDA	63,646	61,156	2,490	4%
Restructuring charges - SG&A(1)	649	—	649	*
Acquisition-related cost of goods sold	—	1,117	(1,117)	*
Acquisition-related other	—	258	(258)	*
Phibro Forward income growth initiatives - SG&A	33	—	33	*
Stock-based compensation expense - named executive officer performance awards	360	179	181	*
Insurance settlement	25	(3,786)	3,811	*
Foreign currency (gains) losses, net	(429)	2,934	(3,363)	*
Adjusted EBITDA	$64,284	$61,858	$2,426	4%
(1)	Restructuring charges recorded in SG&A include severance charges and other exit costs related to the planned closure of our manufacturing facility in Chicago Heights, Illinois. See “Notes to Consolidated Financial Statements—Restructuring.”

Certain amounts may reflect rounding adjustments.

* Calculation not meaningful

Comparison of three months ended September 30, 2026 and 2025

Net sales

Net sales of $386.8 million for the three months ended September 30, 2026 increased $22.9 million, or 6%, as compared to the three months ended September 30, 2025. Animal Health increased $9.6 million, Mineral Nutrition increased $10.6 million and Performance Products increased $2.7 million.

Animal Health

Net sales of $293.0 million for the three months ended September 30, 2026 increased $9.6 million, or 3%. Net sales of MFAs and other increased $11.3 million, or 6%, due to increased demand for certain of our MFAs in North America and Asia and higher sales of ethanol processing aids, partially offset by a decrease of $5.2 million in virginiamycin sales in Brazil attributable to regulatory developments in the country.

Net sales of nutritional specialty products decreased $1.1 million, or 2%, primarily due to lower poultry demand in North America and decreased aquaculture demand in South America, partially offset by higher overall demand in China and higher companion animal sales.

Net sales of vaccines decreased $0.6 million, or 2%, primarily due to lower demand for poultry products in Brazil and lower sales in Asia, partly due to timing, substantially offset by higher swine demand in North America and higher sales of adjuvant products.

Mineral Nutrition

Net sales of $73.6 million for the three months ended September 30, 2026 increased $10.6 million, or 17%, primarily due to an increase in demand and average selling prices for zinc oxide, copper and trace minerals.

Performance Products

Net sales of $20.2 million for the three months ended September 30, 2026 increased $2.7 million, or 16%, as a result of an increase in demand for copper-based and fluoride products.

Gross profit

Gross profit of $128.5 million for the three months ended September 30, 2026 increased $8.8 million, or 7%, as compared to the three months ended September 30, 2025. Gross margin increased 30 basis points to 33.2% of net sales for the three months ended September 30, 2026, as compared to 32.9% for the three months ended September 30, 2025. The comparison to the prior year includes $1.1 million for prior period acquisition-related cost of goods sold related to the purchase accounting for the acquisition of the Zoetis MFA portfolio completed in October 2024 and a net $0.1 million increase in acquisition-related depreciation expense associated with the step-up of fair value of the acquired fixed assets and intangible asset amortization. Excluding these items, gross profit increased $7.8 million, or 6%, and gross margin held flat at 34.0% of net sales. The increase in gross profit is due to increased sales volume and higher average selling prices, partially offset by higher input and distribution costs.

Excluding the items discussed above, Animal Health gross profit increased $4.6 million due to increased sales volume, partially offset by higher input and distribution costs. Mineral Nutrition gross profit increased $1.5 million, driven by higher average selling prices. Performance Products gross profit increased $1.7 million primarily as a result of higher sales and the impact of IEEPA tariff recoveries in the quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) of $78.9 million for the three months ended September 30, 2026 increased $10.4 million, or 15%, as compared to the three months ended September 30, 2025. SG&A for the three months ended September 30, 2026 included $0.6 million for severance charges and other exit costs related to the planned closure of the Chicago Heights manufacturing facility and $0.4 million of performance-based stock compensation expense related to awards granted to certain named executive officers. SG&A for the three months ended September 30, 2025 included $0.3 million for acquisition-related costs and $0.2 million of performance-based stock compensation expense related to awards granted to certain named executive officers, offset by $3.8 million of insurance proceeds. Excluding these items, SG&A increased $5.9 million, or 8%.

Animal Health SG&A, excluding the non-recurring Animal Health-related items discussed above, increased $5.9 million, primarily as a result of an increase in employee-related costs. Mineral Nutrition SG&A was comparable to the prior year, and Performance Products SG&A increased $0.5 million. Corporate expense, excluding the non-recurring Corporate-related items discussed above, decreased $0.5 million due to lower consulting and business development costs, partially offset by an increase in employee related costs.

Interest expense, net

Interest expense, net of $11.3 million for the three months ended September 30, 2026 decreased by $0.8 million, as compared to the three months ended September 30, 2025, due to higher interest income attributable to interest received on IEEPA tariff recoveries and lower interest rates, partially offset by higher daily average borrowings on our revolving credit facility during the quarter.

Foreign currency (gains) losses, net

Foreign currency gains, net for the three months ended September 30, 2026, were $0.4 million, as compared to $2.9 million of net losses for the three months ended September 30, 2025. Current year gains were driven by fluctuations in certain currencies relative to the U.S. dollar, most notably in the Israeli New Shekel. Prior year losses were driven by fluctuations in certain currencies relative to the U.S. dollar, most notably in the Argentine Peso and Israeli New Shekel.

Provision for income taxes

The provision for income taxes was $9.3 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 23.9% and 26.9% for the three months ended September 30, 2026 and 2025, respectively.

The effective income tax rate in the current year was higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes and the mix of foreign income, offset by tax credits.

The effective income tax rate in the current period included, among other items, foreign currency gains and certain stock-based compensation, which had lower tax rates. The effective income tax rate in the prior year included, among other items, (i) a $0.2 million expense from changes in uncertain tax positions related to prior years, (ii) $3.8 million in insurance proceeds taxed at a lower rate, and (iii) certain other charges, including acquisition transaction costs, foreign currency losses, and certain stock-based compensation, which had lower tax benefit rates. Excluding these items, the effective income tax rate was 24.5% and 25.9% for the three months ended September 30, 2026 and 2025, respectively.

It is reasonably possible we will resolve a foreign tax audit in a future quarter during this fiscal year that may have a favorable impact on our income tax rate. The Company cannot yet estimate the impact of this potential future benefit on its financial statements. See “Forward Looking Statements” below.

Net income

Net income of $29.5 million for the three months ended September 30, 2026 increased $3.0 million as compared to net income of $26.5 million for the three months ended September 30, 2025. Operating income decreased $1.6 million primarily due to higher SG&A partially offset by higher gross profit. Interest expense, net decreased $0.8 million due to lower interest rates and higher interest income attributable to interest received on IEEPA tariff recoveries. Foreign currency gains were $0.4 million, as compared to foreign currency net losses of $2.9 million in the prior year. Income tax expense decreased by $0.5 million.

Adjusted net income and adjusted diluted earnings per share

We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. See “—General description of non-GAAP financial measures” for more information.

A reconciliation of net income, as reported under GAAP, to adjusted net income, is as follows:

	Three Months
For the Periods Ended September 30	2026	2025	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP Net Income to Adjusted Net Income
Net income	$29,520	$26,527	$2,993	11%
Adjustments
Acquisition-related items, net of income tax(1)	2,562	3,508	(946)	(27)%
Certain items, net of income tax(1)	884	(2,736)	3,620	*
Foreign currency (gains) losses, net, net of income tax(1)	(574)	2,350	(2,924)	*
Certain income tax items(1)	—	198	(198)	*
Total adjustments, net of income tax	2,872	3,320	(448)	(13)%
Adjusted net income	$32,392	$29,847	$2,545	9%

(1)See table titled “Items Excluded from Adjusted Net Income” below for further details.

A reconciliation of reported diluted earnings per share, as reported under GAAP, to non-GAAP adjusted diluted EPS is as follows:

	Three Months
For the Periods Ended September 30	2026	2025	Change

	(in thousands, except per share amounts and percentages)
Reconciliation of GAAP diluted EPS to Adjusted diluted EPS
GAAP EPS, diluted	$0.72	$0.65	$0.07	11%
Adjustments
Acquisition-related items, net of income tax	0.06	0.09	(0.03)	(33)%
Certain items, net of income tax	0.02	(0.07)	0.09	*
Foreign currency (gains) losses, net of income tax	(0.01)	0.06	(0.07)	*
Certain income tax items	—	—	—	*
Adjustments EPS, diluted	0.07	0.08	(0.01)	(13)%
Adjusted EPS, diluted	$0.79	$0.73	$0.06	8%

Items excluded from adjusted net income consisted of:

	Three Months
For the Periods Ended September 30	2026	2025

	(in thousands)
Items Excluded from Adjusted Net Income
Acquisition-related items
Acquisition-related cost of goods sold	$—	$1,117
Acquisition-related depreciation in cost of goods sold	1,734	1,600
Acquisition-related intangible amortization in cost of goods sold	1,123	1,113
Acquisition-related intangible amortization in SG&A	606	596
Acquisition-related transaction costs in SG&A	—	258
Acquisition-related items - income taxes	(901)	(1,176)
Total acquisition-related items, net of income taxes	2,562	3,508

Certain items
Restructuring charges - SG&A(1)	649	—
Stock-based compensation expense - named executive officer performance awards	360	179
Phibro Forward income growth initiatives - SG&A	33	—
Insurance settlement	25	(3,786)
Certain items - income taxes	(183)	871
Total certain items, net of income taxes	884	(2,736)

Foreign currency (gains) losses, net
Foreign currency (gains) losses, net	(429)	2,934
Foreign currency (gains) losses, net - income taxes	(145)	(584)
Total foreign currency (gains) losses, net, net of income taxes	(574)	2,350

Certain income tax items
Changes in uncertain tax positions and certain other items	—	198
Total certain income tax items	—	198

Total adjustments, net of income taxes	$2,872	$3,320
(1)	Restructuring charges recorded in SG&A include severance charges and other exit costs related to the planned closure of our manufacturing facility in Chicago Heights, Illinois. See “Notes to Consolidated Financial Statements—Restructuring.”

Analysis of financial condition, liquidity and capital resources

Net increase in cash and cash equivalents was as follows:

	Three Months
For the Periods Ended September 30	2026	2025	Change

	(in thousands)
Cash provided (used) by:
Operating activities	$26,082	$9,302	$16,780
Investing activities	(5,947)	(21,014)	15,067
Financing activities	(5,634)	16,335	(21,969)
Effect of exchange rate changes on cash and cash equivalents	(372)	107	(479)
Net increase in cash and cash equivalents	$14,129	$4,730	$9,399

Certain amounts may reflect rounding adjustments.

Operating activities

Operating activities provided $26.1 million of net cash for the three months ended September 30, 2026. Cash provided by net income, adjusted for the non-cash items, including depreciation and amortization, was $48.9 million. Cash used in the ordinary course of business from changes in operating assets and liabilities was $22.8 million. Accounts receivable provided $16.2 million of cash due to the timing of collection of sales proceeds. Inventories used $33.9 million of cash due to increased quantities on hand due to timing of inventory purchases and forecasted future demand and the planned buildup of inventory at our Chicago Heights facility before its closure next year, which will enable us to maintain sales of such inventory while we transition production to third party manufacturers and other of our manufacturing facilities. Accounts payable provided $12.3 million of cash due to timing of purchases and payments. Accrued expenses and other liabilities used cash of $25.6 million, primarily due to incentive compensation payments.

Investing activities

Investing activities used $5.9 million of net cash for the three months ended September 30, 2026. Capital expenditures were $18.8 million, as we continued to invest in expanding production capacity and productivity improvements. Purchases of our short-term investments used $3.0 million in cash, and maturities of our short-term investments provided $16.0 million in cash.

Financing activities

Financing activities used $5.6 million of net cash for the three months ended September 30, 2026. Net revolver borrowings on our credit facility provided $8.0 million in cash. We paid $4.9 million in dividends to holders of our Class A common stock and Class B common stock. We also paid $6.3 million in scheduled quarterly principal payments on long-term debt and $2.5 million in financed insurance premiums during the three months ended September 30, 2026.

Liquidity and capital resources

We believe our cash on hand, operating cash flows and financing arrangements, including the availability of borrowings under our credit facility, will be sufficient to support our ongoing cash needs. We have considered the current and potential future effects of the macroeconomic market conditions in the financial markets. At this time, we expect adequate liquidity for at least the next twelve months. We can provide no assurance that our liquidity and capital resources will be adequate for future funding requirements. We believe we will be able to comply with the terms of the covenants under our credit agreement executed in July 2024 and its subsequent amendments (the “Amended 2024 Credit Agreement”) based on our operating plan. In the event of adverse operating results and/or violation of covenants under the facilities, there can be no assurance we would be able to obtain waivers or amendments. Other risks to our meeting future funding requirements include global economic conditions and macroeconomic, business and financial disruptions that could arise, including armed conflicts in the Middle East and between Russia and Ukraine. There can be no assurance that a challenging economic environment or an economic downturn would not affect our liquidity or ability to obtain future financing or fund operations or investment opportunities. In addition, our debt covenants may restrict our ability to invest.

Certain relevant measures of our liquidity and capital resources are as follows:

	September 30,	June 30,
As of	2026	2026

	(in thousands, except ratios)
Cash and cash equivalents and short-term investments	$83,123	$81,994
Working capital	591,287	562,069
Ratio of current assets to current liabilities	3.18:1	2.93:1

We define working capital as total current assets (excluding cash and cash equivalents and short-term investments) less total current liabilities (excluding current portion of long-term debt). We calculate the ratio of current assets to current liabilities based on this definition.

As of September 30, 2026, we had $124.0 million in outstanding borrowings under our revolving credit facility and had outstanding letters of credit and other commitments of $2.1 million, leaving $308.9 million available for further borrowings and letters of credit, subject to restrictions in our Amended 2024 Credit Agreement.

We currently intend to pay quarterly dividends on our Class A common stock and Class B common stock, subject to approval from the Board of Directors. On November 3, 2026, our Board of Directors declared a cash dividend of $0.12 per share on Class A common stock and Class B common stock, payable on December 16, 2026, to stockholders of record at the close of business on November 25, 2026. Our future ability to pay dividends will depend upon our results of operations, financial condition, capital requirements, our ability to obtain funds from our subsidiaries and other factors that our Board of Directors deems relevant. Additionally, the terms of our current and any future agreements governing our indebtedness could limit our ability to pay dividends or make other distributions.

As of September 30, 2026, our cash and cash equivalents and short-term investments included $81.9 million held by our international subsidiaries. There are no restrictions on cash distributions to PAHC from our international subsidiaries. Distributions may be subject to taxation by U.S. or non-U.S. taxing authorities.

Contractual obligations

As of September 30, 2026, there were no material changes in payments due under contractual obligations from those disclosed in the Annual Report.

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

Adjusted net income and adjusted diluted earnings per share

Adjusted net income and adjusted diluted earnings per share represent alternative views of performance, and we believe investors’ understanding of our performance is enhanced by disclosing these performance measures. We report adjusted net income and adjusted diluted earnings per share to portray the results of our operations prior to considering certain income statement elements. We calculate adjusted net income as net income (loss) plus (i) acquisition-related depreciation associated with the step-up of the acquired fixed assets, acquisition-related intangible amortization, and other acquisition-related items, (ii) certain items we consider to be unusual, non-operational or non-recurring, including certain stock-based compensation awards, (iii) foreign currency (gains) losses, as separately reported on our consolidated statements of operations, and (iv) the income tax effect of pre-tax income adjustments and certain income tax items. Adjusted diluted earnings per share is calculated using the adjusted net income divided by the diluted weighted average number of shares. The adjusted net income and adjusted diluted earnings per share measures are not, and should not be viewed as, a substitute for GAAP reported net income (loss).

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended June 30, 2026 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2026. There have been no significant changes in our critical accounting estimates since June 30, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

●	outbreaks of animal diseases could significantly reduce demand for our products or availability of raw materials;
●	perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products could cause a decline in the sales of those products;
●	restrictions on the use of antibacterials in food-producing animals may change or become more prevalent, including limitation of use related to implementation and compliance with FDA Guidance 273 and similar initiatives, in other larger production markets globally;
●	the potential FDA withdrawal of approval of our Mecadox® (carbadox) product;
●	a material portion of our sales and gross profits are generated by antibacterials and other related products;
●	competition in each of our markets from a number of large and small companies, some of which have greater financial, research and development (“R&D”), production and other resources than we have;
●	our business may be negatively affected by weather conditions and the availability of natural resources;
●	the negative effects of a pandemic, epidemic, or outbreak of an infectious disease in humans, such as COVID-19, on our business, financial results, manufacturing facilities and supply chain, as well as our customers, protein processors and markets;
●	climate change could have a material adverse impact on our operations and our customers’ businesses;
●	actions of regulatory bodies, including obtaining approvals related to the testing, manufacturing and marketing of certain of our products;
●	the continuing trend toward consolidation of certain customer groups as well as the emergence of large buying groups;
●	our ability to control costs and expenses;
●	any unforeseen material loss or casualty;
●	misuse or extra-label use of our products;
●	exposure relating to rising costs and reduced customer income;
●	heightened competition, including those from generics and those deriving from advances in veterinary medical practices and animal health technologies;

●	unanticipated safety or efficacy concerns;
●	our dependence on suppliers having current regulatory approvals;
●	our raw materials are subject to price fluctuations and their availability can be limited;
●	natural and man-made disasters, including but not limited to fire, snow and ice storms, flood, hail, hurricanes and earthquakes;
●	business interruption from political and social instability, including crime, civil disturbance, terrorist activities, outbreaks of disease and pandemics and armed conflicts, such as armed conflicts in the Middle East and between Russia and Ukraine;
●	terrorist attacks, particularly attacks on or within markets in which we operate, including terrorist attacks on Israel;
●	risks related to changes in tax rates and exposure;
●	our ability to successfully implement our strategic initiatives;
●	our reliance on the continued operation of our manufacturing facilities and application of our intellectual property;
●	adverse U.S. and international economic market conditions, including currency fluctuations;
●	failure of our product approval, R&D, acquisition and licensing efforts to generate new products;
●	the risks of product liability claims, legal proceedings and general litigation expenses;
●	the impact of current and future laws and regulatory changes, including risks related to the protection of our customers’ privacy and risks related to environmental, health and safety laws and regulations;
●	modification of foreign trade policy, including any new or increased tariffs or retaliatory measures in response to such modification, may negatively impact our profitability and may harm our food animal product customers;
●	our ability to successfully integrate acquired businesses, including the medicated feed additive product portfolio, certain water-soluble products and related assets, which we acquired from Zoetis Inc.;
●	our dependence on our Israeli and Brazilian operations;
●	impact of increased or decreased inventory levels at our direct customers or channel distributors;
●	our substantial level of indebtedness and related debt-service obligations;
●	restrictions imposed by covenants in our debt agreements;
●	the risk of breaches of data security and cybersecurity attacks;
●	risks related to the use of artificial intelligence (“AI”) in our business;
●	our dependence on sophisticated information technology and infrastructure;
●	the risk of work stoppages; and
●	other factors as described in “Risk Factors” in Item 1A of our Annual Report.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2026.

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

Phibro Animal Health Corporation

November 4, 2026	By:	/s/ Daniel M. Bendheim
Daniel M. Bendheim
President and Chief Executive Officer

November 4, 2026	By:	/s/ Glenn C. David
Glenn C. David
Chief Financial Officer